Form 10-Q
period 2006-07-31
Dollarama Group L.P.
filed 2006-09-15
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-134550

(Commission File Number)

Dollarama Group L.P.

(Exact name of registrant as specified in its charter)

Québec, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5430 Ferrier, Montréal	H4P 1M2
(Address of principal executive offices)	(Postal Code)

(514) 737-1006

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dollarama Group L.P.

Consolidated Balance Sheets

(In Thousands of Canadian Dollars)

(Unaudited)

	July 31, 2006	January 31, 2006
Assets
Current
Cash and cash equivalents	$58,209	$30,883
Receivables	3,414	3,380
Income taxes refundable	139	139
Deposits and prepaid expenses	6,157	3,302
Merchandise inventories	144,515	154,047

	212,434	191,751
Property and Equipment	69,184	54,571
Goodwill	727,782	727,782
Other Intangibles	122,869	124,750

Total Assets	$1,132,269	$1,098,854

Liabilities
Current
Accounts payable	$27,612	$12,278
Accrued expenses and other	29,633	31,612
Derivative financial instruments	38,826	34,531
Current portion of long-term debt	17,755	14,805

	113,826	93,226
Long-Term Debt (note 2)	570,051	581,637
Unfavourable Lease Rights and Other	24,070	22,171

Total Liabilities	707,947	697,034

Commitments and Contingencies (note 3)
Partners’ Capital
General Partner	374	374
Limited Partner	391,995	394,876
Contributed Surplus	1,108	800
Retained Earnings	37,143	11,800
Accumulated Other Comprehensive Loss	(6,298)	(6,030)

Total Partners’ Capital	424,322	401,820

Total Liabilities and Partners’ Capital	$1,132,269	$1,098,854

See accompanying notes to the unaudited Consolidated Financial Statements.

Dollarama Group L.P.

Consolidated Statements of Partners’ Capital and Other Comprehensive Income

For the Six Month Period Ended July 31,

(In Thousands of Canadian Dollars)

(Unaudited)

For the Six Month Period Ended July 31, 2006

	General Partner Capital	Limited Partner Capital	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Partners’ Capital - Beginning of Period	$374	$394,876	$800	$11,800	$(6,030)	$401,820

Comprehensive income:
Net earnings	—	—	—	25,343	—	25,343
Change in unrealized loss on derivative financial instruments	—	—	—	—	(268)	(268)

Total Comprehensive Income	—	—	—	25,343	(268)	25,075

Stock-based compensation	—	—	308	—	—	308
Capital distributions	—	(2,881)	—	—	—	(2,881)

	—	(2,881)	308	—	—	(2,573)

Partners’ Capital - End of Period	$374	$391,995	$1,108	$37,143	$(6,298)	$424,322

For the Six Month Period Ended July 31, 2005

	General Partner Capital	Limited Partner Capital	Contributed Surplus	Deficit	Accumulated Other Comprehensive Gain	Total
Partners’ Capital - Beginning of Period	$374	$454,484	$202	$(23,206)	$1,355	$433,209

Comprehensive income:
Net earnings	—	—	—	3,848	—	3,848
Change in unrealized loss on derivative financial instruments	—	—	—	—	(383)	(383)

Total Comprehensive Income	—	—	—	3,848	(383)	3,465

Stock-based compensation	—	—	488	—	—	488
Capital distributions	—	(3,373)	—	—	—	(3,373)

	—	(3,373)	488	—	—	(2,885)

Partners’ Capital - End of Period	$374	$451,111	$690	$(19,358)	$972	$433,789

See accompanying notes to the unaudited Consolidated Financial Statements.

Dollarama Group L.P.

Consolidated Statements of Operations

For the Periods Ended July 31,

(In Thousands of Canadian Dollars)

(Unaudited)

	Six Months Ended		Three Months Ended
	2006	2005	2006	2005
Sales	$393,083	$330,954	$208,142	$176,444

Cost of Sales and Expenses
Cost of sales	264,081	233,724	137,787	118,104
General, administrative and store operating expenses	69,977	58,007	36,791	31,609
Amortization	7,454	6,401	3,831	3,246

	341,512	298,132	178,409	152,959

Operating Income	51,571	32,822	29,733	23,485
Amortization of deferred financing costs	2,035	5,483	1,015	2,741
Interest expense	23,336	22,448	12,018	11,525
Foreign exchange loss on long-term debt and change in fair value of derivative financial instruments	14	236	(167)	107

Earnings Before Income Taxes	26,186	4,655	16,867	9,112
Income taxes	843	807	421	409

Net Earnings	$25,343	$3,848	$16,446	$8,703

See accompanying notes to the unaudited Consolidated Financial Statements.

Dollarama Group L.P.

Consolidated Statements of Cash Flows

For the Periods Ended July 31,

(In Thousands of Canadian Dollars)

(Unaudited)

	Six Months Ended		Three Months Ended
	2006	2005	2006	2005
Cash Provided (Used)
Operating Activities
Net earnings	$25,343	$3,848	$16,446	$8,703
Amortization of property and equipment	5,255	4,024	2,747	2,059
Amortization of intangibles	2,199	2,377	1,084	1,187
Loss on disposal of property and equipment	20	—	—	—
Change in fair value of non-hedging derivatives	2,619	4,063	(3,257)	7,397
Change in fair value of hedging derivatives	1,408	1,012	(3,417)	734
Amortization of deferred financing costs	2,035	5,483	1,015	2,741
Foreign exchange loss (gain) on long-term debt	(1,814)	(3,425)	3,312	(6,907)
Amortization of unfavourable lease rights	(1,621)	(1,783)	(808)	(881)
Deferred lease inducements	1,557	2,443	945	1,099
Amortization of deferred tenant allowances	(217)	—	(125)	—
Amortization of deferred leasing costs	64	—	32	—
Stock-based compensation	308	488	154	248

	37,156	18,530	18,128	16,380
Changes in non-cash operating elements of working capital (note 5)	19,999	(34,109)	(2,348)	(24,657)

Net cash provided by (used in) operating activities	57,155	(15,579)	15,780	(8,277)

Investing Activities
Purchase of property and equipment	(19,991)	(8,745)	(11,091)	(4,497)
Proceeds on disposal of property and equipment	103	112	28	70
Deferred tenant allowances	2,180	—	1,638	—
Deferred leasing costs	(383)	—	(303)	—

Net cash used in investing activities	(18,091)	(8,633)	(9,728)	(4,427)

Financing Activities
Due to company controlled by a minority shareholder	—	(43)	—	(43)
Deferred financing costs	—	(1,849)	—	(1,849)
Repayment of long-term debt	(7,377)	(4,249)	(3,690)	(2,116)
Capital distributions	(2,881)	(3,373)	(1,605)	(1,466)

Net cash used in financing activities	(10,258)	(9,514)	(5,295)	(5,474)

Foreign currency translation adjustment	(1,480)	—	2,720	—

Increase (Decrease) in Cash and Cash Equivalents	27,326	(33,726)	3,477	(18,178)
Cash and Cash Equivalents Beginning of Period	30,883	44,585	54,732	29,037

End of Period	$58,209	$10,859	$58,209	$10,859

See accompanying notes to the unaudited Consolidated Financial Statements

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

1.	Basis of Presentation and Nature of Business

Dollarama Group L.P. - Groupe Dollarama S.E.C. was formed on November 11, 2004 under the laws of the province of Quebec for the purpose of acquiring the DOLLARAMA retail stores. The general partner is Dollarama Group GP Inc.

The consolidated financial statements reflect the financial position, results of operations and cash flows of the business of Dollarama L.P. - Dollarama S.E.C., Dollarama Corporation, Aris Import Inc. - Les Importations Aris Inc., Dollarama Group L.P. - Groupe Dollarama S.E.C. and Dollarama GP Inc. (collectively the “Partnership”). On consolidation all significant inter-entity transactions and balances have been eliminated.

The Partnership operates discount variety retail stores in Canada under the name DOLLARAMA that sell substantially all items for $1.00 or less. As at July 31, 2006, the retail operations were carried out in the provinces of Quebec, Ontario, Manitoba, Alberta and the Maritime provinces. The retail operation’s corporate headquarters, distribution centre and warehouses are located in Montreal, Canada.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2006. The results of operations for the three month and six month periods ended July 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ended January 31, 2007.

The Partnership believes the unaudited consolidated financial statements for the three month and six month periods ended July 31, 2006 and the unaudited consolidated financial statements for the three month and six month periods ended July 31, 2005 included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Partnership’s financial position as at July 31, 2006 and the Partnership’s financial position as at July 31, 2005, and the results of its operations and cash flows for the periods presented.

The Partnership’s accounting policies are consistent with those described in the consolidated financial statements for the year ended January 31, 2006.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

2.	Long-Term Debt

	July 31, 2006	January 31, 2006
Term bank loan maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above bankers’ acceptances rate	$108,000	$114,000
Term bank loan (U.S.$242,846,013) maturing in November 2011, repayable in quarterly capital installments of U.S.$608,637. Advances under the term bank loan bear interest at 1% above the bank’s prime rate. However, borrowings under the term bank loan by way of Libor rate loans bear interest at 2% per annum above bank’s Libor rate	274,805	277,996
Redeemable senior subordinated notes (“Notes”) (U.S.$200,000,000) maturing in August 2012. The Notes bear interest at 8 7/8% payable semi-annually commencing in February 2006	226,320	227,800

	609,125	619,796
Current maturity	17,755	14,805

	591,370	604,991
Less: deferred financing costs	21,319	23,354

	$570,051	$581,637

In accordance with Canadian Institute of Chartered Accountants Handbook Section 3855 “Financial Instruments - Recognition and Measurement”, the Partnership has reported deferred financing costs as a reduction of the related long-term debt on the consolidated balance sheets.

3.	Commitments and Contingencies

At July 31, 2006, there were contractual obligations for leases amounting to approximately $319,362,000. The leases extend over various periods up to 2024 and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

The basic annual rent (including leases with related parties) exclusive of contingent rentals for the next five years is as follows:

July 31, 2007	$45,779
July 31, 2008	43,265
July 31, 2009	39,458
July 31, 2010	36,238
July 31, 2011	33,166
Thereafter	121,456

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

3.	Commitments and Contingencies (Cont’d)

The rent and contingent rent expense for store, warehouse, distribution centre and corporate headquarters’ operating leases (including leases with related parties) included in the accompanying consolidated statements of operations as at July 31, 2006 are as follows:

	Six Months Ended		Three Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Basic rent	$21,468	$19,398	$11,210	$10,130
Contingent rent	413	211	183	148

	$21,881	$19,609	$11,393	$10,278

Letters of credit issued for purchase of inventories and outstanding as at July 31, 2006 amounted to $2,465,000 (U.S.$2,179,000).

Two legal proceedings have been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership has denied these claims and believes these claims are without merit. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

Legal proceedings have been instituted against the Partnership for alleged personal injuries sustained by customers in the Partnership’s stores. The plaintiffs are claiming amounts totalling $5,400,000. The Partnership believes that the potential amount to be paid for these claims would be covered by its insurance policies. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

The Partnership believes these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on the Partnership’s financial statements.

4.	Derivative Financial Instruments

The Partnership has limited involvement with derivative financial instruments which are utilized to manage risks from fluctuations in exchange rates and interest rates. The Partnership does not hold financial instruments for trading or speculative purposes.

The fair value of the foreign currency swaps, the foreign exchange forward contracts and the interest rate cap described below (the “Cap”) at July 31, 2006 totalled approximately ($38,826,000) and totalled approximately $3,986,000 at July 31, 2005, and has been included in “derivative financial instruments” on the consolidated balance sheet.

Non-Hedging Derivatives

Swaps

The Partnership has three outstanding swap agreements with its lenders which do not qualify for hedge accounting.

Two swap agreements are a combination derivative consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011, and were undertaken to address two risks with its U.S. dollar, LIBOR based term bank loans. The foreign currency swap enables the Partnership to effectively fix its exchange rate on its principal payments on the U.S. dollar debt to 1.1922. The agreements call for the Partnership to pay a fixed amount in CDN$ and receive a fixed amount in US$, as indicated in the following table:

Date	Interval	Amount paid by Partnership (CDN$)	Amount received from lender (US$)
November 18, 2004 to August 18, 2008	Quarterly	$600	$503
January 30, 2009	One time	57,061	47,866
January 29, 2010	One time	85,771	71,943
October 30, 2010	One time	88,163	73,950

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

4.	Derivative Financial Instruments (Cont’d)

In addition, the swap agreements enable the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR rate to Canadian Banker’s Acceptance rate and fix the exchange rate on these payments to 1.1922. The agreements provide for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian Banker’s Acceptance rate plus 2.9% (in Canadian Dollars) and to receive interest at LIBOR plus 2.5% (in U.S. dollars) with a fixed U.S. / Cdn dollar conversion rate of 1.1922.

The Partnership has an additional swap agreement with its lenders, which is a combination derivative consisting of a foreign currency swap and an interest rate swap that expires on January 31, 2011. The swap agreement was undertaken to address two risks associated with the additional U.S.$45,000,000 LIBOR based term bank loan obtained in August 2005. The foreign currency swap enables the Partnership to effectively fix its exchange rate on its interest and principal payments on this debt at 1.2015. In addition, the swap agreement enables the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR to Canadian Banker’s Acceptance rate and fix the exchange rate on these payments at 1.2015. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian Banker’s Acceptance rate plus 2.519% (in Canadian Dollars) and to receive interest at LIBOR plus 2.25% (in U.S. dollars) with a fixed U.S./Cdn dollar conversion rate of 1.2015.

The fair value of the three above noted swap agreements was ($19,994,000) at July 31, 2006 and $3,986,000 at July 31, 2005, and has been included in “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments” in the consolidated statement of operations and has been included in derivative financial instruments on the consolidated balance sheet.

Interest Rate Cap

The Partnership has a contract maturing on January 31, 2007, which establishes an interest rate cap which does not qualify for hedge accounting. The Cap was undertaken to address certain interest rate risks associated with the long-term debt and swap arrangements. The Cap provides for quarterly payments to the Partnership for interest due on the notional amount of $120,000,000 in excess of the Canadians Banker’s Acceptance rate cap of 4.5% from the counterparty.

The fair value of the Cap was $8,000 at July 31, 2006 and $46,000 at July 31, 2005, and has been included in “derivative financial instruments” on the consolidated balance sheet. The change in fair value of the Cap has been included in “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments” in the consolidated statement of operations.

Hedging Derivatives

The Partnership has foreign exchange forward contracts that qualify as cash flow hedges for hedge accounting. The foreign exchange forward contracts are used to minimize the Partnership’s exposure to foreign currency fluctuations associated with anticipated U.S. dollar denominated purchases.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

4.	Derivative Financial Instruments (Cont’d)

As at July 31, 2006, the Partnership had foreign exchange forward contracts to purchase U.S.$62,000,000 for CDN$69,937,000 maturing between August 2006 and January 2007. The fair value of these contracts outstanding at July 31, 2006 was approximately $64,000, which represents the effective portion of the hedge and is deferred in a separate component in the consolidated statement of partners’ capital and other comprehensive income until the underlying hedged transactions are reported in the consolidated statement of operations, which the Partnership anticipates will take place in the next quarter.

Other comprehensive income also includes a loss of approximately $1,938,000 which represents losses on foreign exchange contracts settled before July 31, 2006 that will be included in income when the related inventory is sold.

The Partnership has two foreign currency swap agreements with its lenders which were undertaken to mitigate foreign exchange risk associated with the capital and interest payments on the U.S.$200,000,000 senior subordinated notes. The swap agreements qualify as cash flow hedges for hedge accounting under CICA Section 3865 “Hedges”. The agreements call for the Partnership to exchange fixed amounts as follows:

Date	Interval	Amount paid by Partnership		Amount received from lender
August 12, 2005	One time	US	$200,000	CDN	$240,200
August 15, 2008	One time	CDN	84,070	US	70,000
August 15, 2012	One time	CDN	156,130	US	130,000
February 15, 2006	One time	CDN	10,171	US	9,023
August 15, 2006 to August 15, 2008	Semi-annual	CDN	3,340	US	3,106
August 15, 2006 to August 15, 2012	Semi-annual	CDN	6,534	US	5,769

The fair value of these swap agreements as at July 31, 2006 was ($18,903,000) and as at July 31, 2005 was $0, of which ($3,713,000) was deferred in a separate component in the consolidated statement of partners’ capital and other comprehensive income until the underlying hedged transactions are reported in the consolidated statement of operations. The balance of ($15,190,000) was reclassified from accumulated other comprehensive income and taken into earnings. The Partnership anticipates that approximately ($1,141,000) deferred in other comprehensive income will be recorded in earnings in the next year.

The Partnership periodically examines the effectiveness of the instruments to ensure that they are highly effective at reducing or modifying foreign exchange risks, associated with anticipated purchases and with the senior subordinated notes.

Hedging and Non-Hedging Derivatives

The fair value of all swap agreements was ($38,897,000) at July 31, 2006 and $3,986,000 at July 31, 2005, and has been included in “derivative financial instruments” on the consolidated balance sheet. The change in fair value of the swap agreements has been included in “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments” with the exception of ($3,713,000) which has been deferred in other comprehensive income (see “Hedging Derivatives”).

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

5.	Statement of Cash Flows Information

Net change in non-cash working capital components are as follows:

	Six Months Ended		Three Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Receivables	$(34)	$(6,125)	$(717)	$(5,766)
Income taxes refundable	—	(860)	62	(19)
Deposits and prepaid expenses	(2,855)	(2,449)	950	(1,426)
Merchandise inventories	9,532	(29,904)	(9,407)	(19,354)
Accounts payable	15,335	699	6,102	(6,992)
Accrued expenses and other	(1,979)	4,530	662	8,900

	$19,999	$(34,109)	$(2,348)	$(24,657)

	Six Months Ended		Three Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Interest paid	$23,603	$24,153	$6,919	$12,304
Income taxes paid	843	1,667	359	428

6.	Related Party Transactions

Included in expenses are management fees of $1,500,000 for the six months ended July 31, 2006 (compared with management fees of $750,000 for the six months ended July 31, 2005) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent. Management fees were $750,000 for the three months ended July 31, 2006 and $375,000 for the three months ended July 31, 2006.

Expenses include rent charged by companies controlled by one of the minority shareholders of the Partnership’s parent as follows:

	Six months ended		Three months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
S. Rossy Investments Inc.	$606	$536	$282	$268
9076-4028 Quebec Inc.	2,463	1,542	1,321	771

	$3,069	$2,078	$1,603	$1,039

Included in accrued expenses and other is $750,000 at July 31, 2006 and $1,048,000 at July 31, 2005 payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

7.	Reconciliation of Accounting Principles Generally Accepted in Canada and in the United States

The Partnership prepared the financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited)

8.	Supplemental Condensed Consolidating Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets as at July 31, 2006 and January 31, 2006 and the statements of operations and cash flows for the three months and six months ended July 31, 2006 and July 31, 2005 for Dollarama Group L.P. (“Parent”) and on a combined basis for the subsidiaries of the Parent that guarantee the Partnership’s senior secured credit facility and senior subordinated notes (the “Guarantor Subsidiaries”). The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries using the equity method.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Balance Sheet as at July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current
Cash and cash equivalents	$65	$58,144	$—	$58,209
Receivables	—	3,414	—	3,414
Due from related parties	881,362	871,487	(1,752,849)	—
Income taxes refundable	—	139	—	139
Deposit and prepaid expenses	—	6,157	—	6,157
Merchandise inventories	—	144,515	—	144,515

	881,427	1,083,856	(1,752,849)	212,434
Property and Equipment	—	69,184	—	69,184
Investments in Guarantor Subsidiaries	159,494	8,076	(167,570)	—
Goodwill	—	727,782	—	727,782
Other Intangibles	—	122,869	—	122,869

Total Assets	$1,040,921	$2,011,767	$(1,920,419)	$1,132,269

Liabilities
Current
Accounts payable	—	27,612	—	27,612
Accrued expenses and other	7,474	22,159	—	29,633
Derivative financial instruments	—	38,826	—	38,826
Due to related parties	—	1,760,762	(1,760,762)	—
Current portion of long-term debt	17,755	—	—	17,755

	25,229	1,849,359	(1,760,762)	113,826

Long-Term Debt	591,370	(21,319)	—	570,051
Unfavourable Lease Rights and Other	—	24,070	—	24,070

Total Liabilities	616,599	1,852,110	(1,760,762)	707,947

Partners’ Capital
General Partner	374	203,566	(203,566)	374
Limited Partner	391,995	—	—	391,995
Contributed Surplus	1,108	—	—	1,108
Retained Earnings (Deficit)	37,143	(43,909)	43,909	37,143
Accumulated Other Comprehensive Loss	(6,298)	—	—	(6,298)

Total Partners’ Capital	424,322	159,657	(159,657)	424,322

Total Liabilities and Partners’ Capital	$1,040,921	$2,011,767	$(1,920,419)	$1,132,269

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Balance Sheet as at January 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current
Cash and cash equivalents	$52	$30,831	$—	$30,883
Receivables	—	3,380	—	3,380
Due from related parties	889,366	884,068	(1,773,434)	—
Income taxes refundable	—	139	—	139
Deposit and prepaid expenses	—	3,302	—	3,302
Merchandise inventories	—	154,047	—	154,047

	889,418	1,075,767	(1,773,434)	191,751
Property and Equipment	—	54,571	—	54,571
Investments in Guarantor Subsidiaries	140,151	8,196	(148,347)	—
Goodwill	—	727,782	—	727,782
Other Intangibles	—	124,750	—	124,750

Total Assets	$1,029,569	$1,991,066	$(1,921,781)	$1,098,854

Liabilities
Current
Accounts payable	—	12,278	—	12,278
Accrued expenses and other	7,953	23,659	—	31,612
Derivative financial instruments	—	34,531	—	34,531
Due to related parties	—	1,781,476	(1,781,476)	—
Current portion of long-term debt	14,805	—	—	14,805

	22,758	1,851,944	(1,781,476)	93,226
Long-Term Debt	604,991	(23,354)	—	581,637
Unfavourable Lease Rights and Other	—	22,171	—	22,171

Total Liabilities	627,749	1,850,761	(1,781,476)	697,034

Partners’ Capital
General Partner	374	192,170	(192,170)	374
Limited Partner	394,876	—	—	394,876
Contributed Surplus	800	—	—	800
Retained Earnings (Deficit)	11,800	(51,865)	51,865	11,800
Accumulated Other Comprehensive Loss	(6,030)	—	—	(6,030)

Total Partners’ Capital	401,820	140,305	(140,305)	401,820

Total Liabilities and Partners’ Capital	$1,029,569	$1,991,066	$(1,921,781)	$1,098,854

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 6 Months Ended July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$393,083	$—	$393,083

Cost of Sales and Expenses
Cost of sales	—	264,081	—	264,081
General, administrative and store operating expenses	—	69,977	—	69,977
Amortization	—	7,454	—	7,454

	—	341,512	—	341,512

Operating Income	—	51,571	—	51,571

Amortization of deferred financing costs	—	2,035	—	2,035
Interest expense (income)	(14,092)	37,428	—	23,336
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(3,295)	3,309	—	14
Share in loss (earnings) of guarantor subsidiaries	(7,956)	—	7,956	—

	(25,343)	42,772	7,956	25,385

Earnings (Loss) Before Income Taxes	25,343	8,799	(7,956)	26,186
Income taxes	—	843	—	843

Net Earnings (Loss)	$25,343	$7,956	$(7,956)	$25,343

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 6 Months Ended July 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$330,954	$—	$330,954

Cost of Sales and Expenses
Cost of sales	—	233,724	—	233,724
General, administrative and store operating expenses	—	58,007	—	58,007
Amortization	—	6,401	—	6,401

	—	298,132	—	298,132

Operating Income	—	32,822	—	32,822

Amortization of deferred financing costs	—	5,483	—	5,483
Interest expense (income)	(17,202)	39,650	—	22,448
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(3,425)	3,661	—	236
Share in loss (earnings) of guarantor subsidiaries	16,779	—	(16,779)	—

	(3,848)	48,794	(16,779)	28,167

Earnings (Loss) Before Income Taxes	3,848	(15,972)	16,779	4,655
Income taxes	—	807	—	807

Net Earnings (Loss)	$3,848	$(16,779)	$16,779	$3,848

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 3 Months Ended July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$208,142	$—	$208,142

Cost of Sales and Expenses
Cost of sales	—	137,787	—	137,787
General, administrative and store operating expenses	—	36,791	—	36,791
Amortization	—	3,831	—	3,831

	—	178,409	—	178,409

Operating Income	—	29,733	—	29,733

Amortization of deferred financing costs	—	1,015	—	1,015
Interest expense (income)	(6,934)	18,952	—	12,018
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	6,030	(6,197)	—	(167)
Share in loss (earnings) of guarantor subsidiaries	(15,542)	—	15,542	—

	(16,446)	13,770	15,542	12,866

Earnings (Loss) Before Income Taxes	16,446	15,963	(15,542)	16,867
Income taxes	—	421	—	421

Net Earnings (Loss)	$16,446	$15,542	$(15,542)	$16,446

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 3 Months Ended July 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$176,444	$—	$176,444

Cost of Sales and Expenses
Cost of sales	—	118,104	—	118,104
General, administrative and store operating expenses	—	31,609	—	31,609
Amortization	—	3,246	—	3,246

	—	152,959	—	152,959

Operating Income	—	23,485	—	23,485

Amortization of deferred financing costs	—	2,741	—	2,741
Interest expense (income)	(8,730)	20,255	—	11,525
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(7,266)	7,373	—	107
Share in loss (earnings) of guarantor subsidiaries	7,293	—	(7,293)	—

	(8,703)	30,369	(7,293)	14,373

Earnings (Loss) Before Income Taxes	8,703	(6,884)	7,293	9,112
Income taxes	—	409	—	409

Net Earnings (Loss)	$8,703	$(7,293)	$7,293	$8,703

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 6 Months Ended July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$25,343	$7,956	$(7,956)	$25,343
Share in loss (earnings) of guarantor subsidiaries	(7,956)	—	7,956	—
Amortization of property and equipment	—	5,255	—	5,255
Amortization of intangibles	—	2,199	—	2,199
Loss on disposal of property and equipment	—	20	—	20
Changes in fair value of non-hedging derivatives	—	2,619	—	2,619
Changes in fair value of hedging derivatives	—	1,408	—	1,408
Amortization of deferred financing costs	—	2,035	—	2,035
Foreign exchange gain on long-term debt	(1,814)	—	—	(1,814)
Amortization of unfavourable lease rights	—	(1,621)	—	(1,621)
Deferred lease inducements	—	1,557	—	1,557
Amortization of deferred tenant allowances	—	(217)	—	(217)
Amortization of deferred leasing costs	—	64	—	64
Stock-based compensation	—	308	—	308

	15,573	21,583	—	37,156
Changes in non-cash operating elements of working capital	(480)	20,479	—	19,999

Cash Flows Provided by Operating Activities	15,093	42,062	—	57,155

Investing Activities
Due from related parties	8,043	(8,174)	131	—
Investments in guarantor subsidiaries	(11,385)	120	11,265	—
Purchase of property and equipment	—	(19,991)	—	(19,991)
Proceeds on disposal of property and equipment	—	103	—	103
Deferred tenant allowances	—	2,180	—	2,180
Deferred leasing costs	—	(383)	—	(383)

Cash flows Provided By (Used In) Investing Activities	(3,342)	(26,145)	11,396	(18,091)

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 6 Months Ended July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayment of long-term debt	$(7,377)	$—	$—	$(7,377)
Capital distributions	(2,881)	11,396	(11,396)	(2,881)

Cash Flows Provided By (Used in) Financing Activities	(10,258)	11,396	(11,396)	(10,258)

Foreign Currency Translation	(1,480)	—	—	(1,480)

Increase in Cash and Cash Equivalents	13	27,313	—	27,326
Cash and Cash Equivalents - Beginning of Period	52	30,831	—	30,883

End of Period	$65	$58,144	$—	$58,209

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 6 Months Ended July 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$3,848	$(16,779)	$16,779	$3,848
Share in loss (earnings) of guarantor subsidiaries	16,779	—	(16,779)	—
Amortization of property and equipment	—	4,024	—	4,024
Amortization of intangibles	—	2,377	—	2,377
Changes in fair value of non-hedging derivatives	—	4,063	—	4,063
Changes in fair value of hedging derivatives	—	1,012	—	1,012
Amortization of deferred financing costs	—	5,483	—	5,483
Foreign exchange gain on long-term debt	(3,425)	—	—	(3,425)
Amortization of unfavourable lease rights	—	(1,783)	—	(1,783)
Deferred lease inducements	—	2,443	—	2,443
Stock-based compensation	—	488	—	488

	17,202	1,328	—	18,530
Changes in non-cash operating elements of working capital	(1,744)	(32,365)	—	(34,109)

Cash Flows Provided by (Used In) Operating Activities	15,458	(31,037)	—	(15,579)

Investing Activities
Due from related parties	5,825	1,777	(7,602)	—
Investments in guarantor subsidiaries	(14,080)	(7,692)	21,772	—
Purchase of property and equipment	—	(8,745)	—	(8,745)
Proceeds on disposal of property and equipment	—	112	—	112

Cash flows Provided By (Used In) Investing Activities	(8,255)	(14,548)	14,170	(8,633)

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 6 Months Ended July 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Due to company controlled by minority shareholder	$—	$(43)	$—	$(43)
Deferred financing costs	—	(1,849)	—	(1,849)
Repayment of long-term debt	(4,249)	—	—	(4,249)
Capital distributions	(3,373)	14,170	(14,170)	(3,373)

Cash Flows Provided By (Used in) Financing Activities	(7,622)	12,278	(14,170)	(9,514)

Decrease in Cash and Cash Equivalents	(419)	(33,307)	—	(33,726)
Cash and Cash Equivalents - Beginning of Period	451	44,134	—	44,585

End of Period	$32	$10,827	$—	$10,859

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 3 Months Ended July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$16,446	$15,542	$(15,542)	$16,446
Share in loss (earnings) of guarantor subsidiaries	(15,542)	—	15,542	—
Amortization of property and equipment	—	2,747	—	2,747
Amortization of intangibles	—	1,084	—	1,084
Changes in fair value of non-hedging derivatives	—	(3,257)	—	(3,257)
Changes in fair value of hedging derivatives	—	(3,417)	—	(3,417)
Amortization of deferred financing costs	—	1,015	—	1,015
Foreign exchange loss on long-term debt	3,312	—	—	3,312
Amortization of unfavourable lease rights	—	(808)	—	(808)
Deferred lease inducements	—	945	—	945
Amortization of deferred tenant allowances	—	(125)	—	(125)
Amortization of deferred leasing costs	—	32	—	32
Stock-based compensation	—	154	—	154

	4,216	13,912	—	18,128
Changes in non-cash operating elements of working capital	5,001	(7,349)	—	(2,348)

Cash Flows Provided by Operating Activities	9,217	6,563	—	15,780

Investing Activities
Due from related parties	(1,209)	2,004	(795)	—
Investments in guarantor subsidiaries	(5,527)	(800)	6,327	—
Purchase of property and equipment	—	(11,091)	—	(11,091)
Proceeds on disposal of property and equipment	—	28	—	28
Deferred tenant allowances	—	1,638	—	1,638
Deferred leasing costs	—	(303)	—	(303)

Cash flows Provided By (Used In) Investing Activities	(6,736)	(8,524)	5,532	(9,728)

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 3 Months Ended July 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayment of long-term debt	$(3,690)	$—	$—	$(3,690)
Capital distributions	(1,605)	5,532	(5,532)	(1,605)

Cash Flows Provided By (Used In) Financing Activities	(5,295)	5,532	(5,532)	(5,295)

Foreign Currency Translation	2,720	—	—	2,720

Increase (Decrease) in Cash and Cash Equivalents	(94)	3,571	—	3,477
Cash and Cash Equivalents - Beginning of Period	159	54,573	—	54,732

End of Period	$65	$58,144	$—	$58,209

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 3 Months Ended July 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$8,703	$(7,293)	$7,293	$8,703
Share in loss (earnings) of guarantor subsidiaries	7,293	—	(7,293)	—
Amortization of property and equipment	—	2,059	—	2,059
Amortization of intangibles	—	1,187	—	1,187
Changes in fair value of non-hedging derivatives	—	7,397	—	7,397
Changes in fair value of hedging derivatives	—	734	—	734
Amortization of deferred financing costs	—	2,741	—	2,741
Foreign exchange gain on long-term debt	(6,907)	—	—	(6,907)
Amortization of unfavourable lease rights	—	(881)	—	(881)
Deferred lease inducements	—	1,099	—	1,099
Stock-based compensation	—	248	—	248

	9,089	7,291	—	16,380
Changes in non-cash operating elements of working capital	(1,175)	(23,482)	—	(24,657)

Cash Flows Provided by (Used In) Operating Activities	7,914	(16,191)	—	(8,277)

Investing Activities
Due from related parties	(6,904)	1,284	5,620	—
Investments in guarantor subsidiaries	2,584	(4,418)	1,834	—
Purchase of property and equipment	—	(4,497)	—	(4,497)
Proceeds on disposal of property and equipment	—	70	—	70

Cash flows Provided By (Used In) Investing Activities	(4,320)	(7,561)	7,454	(4,427)

Dollarama Group L.P.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 3 Months Ended July 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Due to company controlled by minority shareholder	$—	$(43)	$—	$(43)
Deferred financing costs	—	(1,849)	—	(1,849)
Repayment of long-term debt	(2,116)	—	—	(2,116)
Capital distributions	(1,466)	7,454	(7,454)	(1,466)

Cash Flows Provided By (Used In) Financing Activities	(3,582)	5,562	(7,454)	(5,474)

Increase (Decrease) in Cash and Cash Equivalents	12	(18,190)	—	(18,178)
Cash and Cash Equivalents - Beginning of Period	20	29,017	—	29,037

End of Period	$32	$10,827	$—	$10,859

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in this report. Any references to “we,” “us” and “our” refer to Dollarama Group L.P. and Dollarama Corporation.

Our functional and reporting currency is the Canadian dollar. Financial data has been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in Canada. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the three and six month periods ended July 31, 2005 and July 31, 2006. However, certain measures used in this discussion and analysis do not have any standardized meaning under Canadian GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest Canadian GAAP measure. It is unlikely that these measures could be compared to similar measures presented by other companies.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this prospectus. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customer demand for products, changes in raw material and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions.

Overview

We are the leading operator of dollar discount stores in Canada with our core markets being Ontario and Québec. As of July 31, 2006, we operated 432 Dollarama stores, including 353 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and continuing to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time they are made to the customer. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are store expansions and relocations, changes in store traffic, and the average number of items purchased by customers per visit. To increase comparable store sales, we focus on expanding the number of stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

We have historically experienced seasonal fluctuations in our sales and expect this trend to continue. We generated 30.4% of our sales in fiscal year ended January 31, 2006 during the fourth quarter due to the Christmas season. In anticipation of increased sales activity during the fourth quarter, we typically purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store and warehouse staffs.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada.

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), and procurement and warehousing costs (including occupancy and labor costs) and store rent and occupancy costs, which are predominantly fixed costs. We record vendor rebates consisting of volume purchase rebates, when they are earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. However, we have the ability to redesign many of our direct sourced products to mitigate the impact of increasing unit costs.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the three and six month periods ended July 31, 2006, this direct sourcing accounted for in excess of 50% of our sales, compared to more than 45% of our sales for the three and six month periods ended July 31, 2005. We purchase merchandise from foreign suppliers in Argentina, Brazil, China, Denmark, Dubai, France, Germany, Hong Kong, India, Indonesia, Italy, Korea, Mexico, Pakistan, Panama, Philippines, Poland, Taiwan, Thailand, Turkey, United States and Vietnam. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we have entered into forward contracts to hedge our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at market, or slightly favorable to market, economic terms due to the increased consumer traffic our stores usually generate in strip malls and shopping centers. We typically enter into leases with terms of between five and ten years with options to renew for one or more periods of five years each.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass along such cost increases. Because of the risk of continued increases in fuel costs in fiscal year 2007, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. To date, our product margins have not been adversely impacted by these cost increases, due primarily to favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar against the U.S. dollar during the last three fiscal years. We expect to offset a portion of any future cost increases with improved efficiencies in store and warehousing operations.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of store labor and maintenance costs such as repair costs, which are primarily fixed, and salaries and related benefits of corporate team members, administrative office expenses, professional expenses and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our back-office infrastructure to effectively meet reporting and other regulatory requirements necessary for a public reporting company. Administrative and general expenses also include management fees of up to $3.0 million per year plus expenses to be paid pursuant to a management agreement with Bain Capital Partners.

The Transactions

The Acquisition

On November 18, 2004, Dollarama Capital Corporation, an entity formed by funds managed by Bain Capital Partners, caused our wholly-owned subsidiary, Dollarama L.P., to purchase substantially all of the assets of S. Rossy Inc. and Dollar A.M.A. Inc. relating to the Dollarama business, for a total purchase price of $1,032.5 million. We refer to this acquisition and the related transactions as the Acquisition. The total purchase price consisted of approximately $951.5 million of cash and $81.0 million of equity securities of our parent issued to the sellers. The cash portion of the purchase price and the transaction expenses were financed primarily by (i) a cash investment by funds managed by Bain Capital Partners in our parent, (ii) the borrowing by us of term loans under a new senior secured credit facility, and (iii) the borrowing by us of senior subordinated loans under a new senior subordinated bridge loan facility. The rollover equity investment made by the sellers, and cash investment made by the funds managed by Bain Capital Partners in our parent were contributed to us as equity in connection with the asset purchase. Our historical financial data discussed herein for the periods following the Acquisition reflect the application of purchase accounting rules which required us to allocate the total cost of the acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing of the Acquisition.

The Refinancing

On August 12, 2005, Dollarama Group L.P. and Dollarama Corporation, its wholly owned subsidiary, issued U.S.$200.0 million aggregate principal amount of 8.875% senior subordinated notes due 2012. The notes bear interest at the rate of 8.875% per year. Interest on the notes is payable on February 15 and August 15 of each year and began on February 15, 2006. The notes will mature on August 15, 2012.

The gross proceeds from the sale of the notes was U.S.$200.0 million (approximately $226.3 million based on the exchange rate on July 31, 2006). We used the proceeds from the sale of the notes, together with additional term loan B borrowings to (i) repay the outstanding borrowings under our existing senior subordinated loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. We refer to the sales of the notes and the use of proceeds therefrom as the Refinancing.

Critical Accounting Policies

In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Valuation of Merchandise Inventories

The valuation of store merchandise inventories is determined by the retail inventory method valued at the lower of cost (first-in, first-out) or market. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories that are at the distribution center or warehouses and inventories that are in-transit from suppliers, are stated at the lower of cost and market, determined on a weighted-average cost basis. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value and are included in cost of sales in the period in which the markdown is determined. We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow-moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

Property and Equipment

Property and equipment are carried at cost, and any equipment acquired under capital leases is recorded at the present value of the minimum lease payments. Property and equipment are amortized over the estimated useful lives of the respective assets as follows: (i) on the declining balance method, computer equipment at 30% and vehicles at 30%; and (ii) on the straight-line method, store and warehouse equipment at 8 to 10 years and leasehold improvements at the base, non-cancelable terms of the respective leases. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business acquisition. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which it relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, we measure the amount of impairment in a manner similar to that of a purchase price allocation, and any excess of carrying amount over the implied fair value of goodwill is charged to earnings in the period in which the impairment is determined. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Any resulting impairment would be charged to net earnings.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which we consider could trigger an impairment review include, but are not limited to, the following: (i) significant negative industry or economic trends; and (ii) current, historical or projected losses that demonstrate continuing losses. Impairment is assessed by comparing the carrying amount of an asset with the expected future net undiscounted cash flows from its use together with its residual value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. The estimates regarding their fair value include assumptions about future conditions relating to our business, as well as the industry. If actual cash flows differ from those projected by management, additional write-offs may be required.

Operating Leases

We recognize rental expense and inducements received from landlords on a straight-line basis over the base, non-cancelable lease terms. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements on our balance sheet. We recognize contingent rental expense when the achievement of the specified sales targets is considered probable. Our estimates are based on individual store sales trends and are adjusted for actual results.

Financial Instruments

We use foreign exchange forward contracts to manage risks from fluctuations in exchange rates. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in income. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuations to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the statement of operations, except for gains or losses on foreign exchange contracts used to hedge anticipated purchases in foreign currencies. Gains and losses on these contracts are accounted for as a separate component of partners’ capital in other comprehensive income. Such gains or losses are recorded in income when the inventories are sold.

Results of Operations

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2006	Six Months Ended July 31, 2005	Six Months Ended July 31, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.0%	66.2%	70.6%	67.2%
General administrative and store operating expenses	17.9%	17.7%	17.5%	17.8%
Amortization	1.8%	1.8%	1.9%	1.9%
Amortization of deferred financing costs	1.6%	0.5%	1.7%	0.5%
Interest expense	6.5%	5.8%	6.8%	5.9%
Taxes	0.2%	0.2%	0.2%	0.2%
Net Earnings	4.9%	7.9%	1.2%	6.4%

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Sales

Our sales increased $31.7 million, or 18.0%, from $176.4 million for the three months ended July 31, 2005, to $208.1 million for the three months ended July 31, 2006. This sales growth was driven primarily by the opening of 62 new stores for the twelve month period ended July 31, 2006 and by a comparable store sales increase of 3.6% (for the 13 weeks ended July 30, 2006) for stores in operation during the three months ended July 31, 2005. Our total store square footage increased 17.7% from 3.4 million at July 31, 2005 to 4.0 million at July 31, 2006.

Cost of Sales

Cost of sales increased by $19.7 million, or 16.7%, from $118.1 million for the three months ended July 31, 2005 to $137.8 million for the three months ended July 31, 2006. Our margin (sales less cost of sales) increased from 33.0% for the three months ended July 31, 2005 to 33.8% for the three months ended July 31, 2006. The cost of sales for the three months ended July 31, 2005 was reduced by $0.9 million and for the three months ended July 31, 2006 by $0.8 million as a result of the amortization of unfavorable lease rights, which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $5.2 million; or 16.5% to $36.8 million for the three months ended July 31, 2006 from $31.6 million for the three months ended July 31, 2005. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases in Quebec, Ontario, New Brunswick and Nova Scotia and new recycling programs introduced in Quebec and Ontario. In addition, the increase in expenses was attributable to costs we incurred to begin the upgrade of our disclosure controls and procedures and financial reporting processes to meet public company standards, offset by reduced transition reserve expenses relating to the Acquisition. These expenses, consisting primarily of non recurring legal and accounting fees incurred in connection with the Acquisition, were nil for the three months ended July 31, 2006 and $1.6 million for the three months ended July 31, 2005. As a percentage of sales, our general, administrative and store operating expenses decreased from 17.9% of sales for the three months ended July 31, 2005; to 17.7% for the three months ended July 31, 2006.

Amortization

Amortization expense increased $0.6 million, from $3.2 million for the three months ended July 31, 2005 to $3.8 million for the three months ended July 31, 2006. This increase was due to the amortization of property and equipment resulting from the new store openings.

Amortization of deferred financing costs

Amortization of deferred financing costs decreased from $2.7 million for the three months ended July 31, 2005 to $1.0 million for the three months ended July 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt.

Interest Expense

Interest expense increased $0.5 million, from $11.5 million for the three months ended July 31, 2005, to $12.0 million for the three months ended July 31, 2006, due mainly to higher interest costs on floating rate debt, partially offset by lower interest costs on the senior subordinated debt, which was refinanced in August 2005.

Income Taxes

Income tax expense was $0.4 million for both the three months ended July 31, 2005, and the three months ended July 31, 2006. Net earnings for the three month periods ended July 31, 2005, and July 31, 2006, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such period represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

Net earnings increased $7.7 million, from $8.7 million for the three months ended July 31, 2005, to $16.4 million for the three months ended July 31, 2006.

Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

Sales

Our sales increased $62.1 million, or 18.8%, from $331.0 million for the six months ended July 31, 2005 to $393.1 million for the six months ended July 31, 2006. This sales growth was driven primarily by the opening of 62 new stores, offset by the temporary closure of 3 stores in the twelve month period ended July 31, 2006 and by a comparable store sales increase of 4.4% for the 26 weeks ended July 30, 2006.

Cost of Sales

Cost of sales increased by $30.4 million, or 13.0%, from $233.7 million for the six months ended July 31, 2005, to $264.1 million for the six months ended July 31, 2006. Our margin (sales less cost of sales) increased from 29.4% for the six months ended July 31, 2005 to 32.8% for the six months ended July 31, 2006. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the six months ended July 31, 2005. The cost of sales for the six months ended July 31, 2005 was reduced by $1.8 million and for the six months ended July 31, 2006 by $1.6 million as a result of the amortization of unfavorable lease rights, which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $12.0 million, or 20.7%, from $58.0 million for the six months ended July 31, 2005, to $70.0 million for the six months ended July 31, 2006. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases in Quebec, Ontario, New Brunswick and Nova Scotia and new recycling programs introduced in Quebec and Ontario. In addition, the increase in expenses was attributable to costs we incurred to begin the upgrade of our disclosure controls and procedures and financial reporting processes to meet public company standards, offset by reduced expenses relating to the Acquisition. These expenses, consisting primarily of non recurring legal and accounting fees incurred in connection with the Acquisition were nil for the six months ended July 31, 2006 and $1.5 million for the six months ended July 31, 2005. As a percentage of sales, our general, administrative and store operating expenses increased from 17.5% of sales for the six months ended July 31, 2005, to 17.8% for the six months ended July 31, 2006.

Amortization

Amortization expense increased $1.1 million, from $6.4 million for the six months ended July 31, 2005, to $7.5 million for the six months ended July 31, 2006. This increase was due to the amortization of property and equipment resulting from the new store openings.

Amortization of deferred financing costs

Amortization of deferred financing costs decreased from $5.5 million for the six months ended July 31, 2005, to $2.0 million for the six months ended July 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt.

Interest Expense

Interest expense increased $0.9 million from $22.4 million for the six months ended July 31, 2005, to $23.3 million for the six months ended July 31, 2006, due mainly to higher interest costs on floating rate debt, partially offset by lower interest costs on the senior subordinated debt, which was refinanced in August 2005.

Income Taxes

Income tax expense was $0.8 million for both the six months ended July 31, 2005, and the six months ended July 31, 2006. Net earnings for the six month periods ended July 31, 2005, and July 31, 2006, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such period represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

As a result of higher sales and better margins, net earnings increased $21.5 million, from $3.8 million for the six months ended July 31, 2005 to $25.3 million for the six months ended July 31, 2006.

Liquidity and Capital Resources

Cash Flows

Our cash position increased from $54.7 million at April 30, 2006, to $58.2 million at July 31, 2006. Our cash flows provided by or used in operating activities, investing activities and financing activities during the three and six months ended July 31, 2006 and 2005 are discussed below.

Operating Activities

Cash flows provided by operating activities during the three months ended July 31, 2006, were $15.8 million, compared with cash flows used in operating activities of $8.3 million for the three months ended July 31, 2005. Cash flows provided by operating activities during the six months ended July 31, 2006, were $57.2 million, compared with cash flows used in operating activities of $15.6 million for the six months ended July 31, 2005. The primary drivers of cash flows from operating activities are profitability before non-cash depreciation and amortization expense and cash provided by working capital.

Investing Activities

Cash flows used in investing activities during the three months ended July 31, 2006, were $9.7 million, compared with $4.4 million for the three months ended July 31, 2005. Cash flows used in investing activities during the six months ended July 31, 2006, were $18.1 million, compared with $8.6 million for the six months ended July 31, 2005. Investing activities are mainly impacted by the acquisition of property and equipment related to new stores opened and to improve information technology systems and warehouse and distribution capacity in the greater Montreal area. On an ongoing basis, we expect the primary driver of cash flows used in investing activities will be capital expenditures associated with opening new stores.

Financing Activities

Cash flows used in financing activities during the three months ended July 31, 2006, were $5.3 million, compared with $5.5 million used in financing activities for the three months ended July 31, 2005. Cash flows used in financing activities during the six months ended July 31, 2006 were $10.3 million, compared with $9.5 million used in financing activities for the six months ended July 31, 2005. The cash used in financing activities during the six months ended July 31, 2006, was a result of $7.4 million of long-term debt repayments and $2.9 million of capital distributions, while the cash used in financing activities during the six months ended July 31, 2005 was a result of $4.2 million of long-term debt repayments, $3.4 million of capital distributions and $1.8 million of deferred financing costs.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the Acquisition, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the Acquisition), and a senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8 7/8% payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $50.9 million based on the exchange rate on July 31, 2006) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million and would have otherwise matured in May 2006.

As of July 31, 2006, we and our subsidiaries had approximately $382.8 million of senior secured debt outstanding and U.S.$200.0 million ($226.3 million based on exchange rate on July 31, 2006) of senior subordinated debt outstanding.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, together with borrowings available under our senior secured credit facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, including the notes, or cover any shortfall in funding for any unanticipated expenses.

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $108.0 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$242.8 million ($274.8 million based on the exchange rate on July 31, 2006) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, (a) a U.S. base rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate of interest for U.S. dollar loans made in Canada and (ii) the federal funds effective rate (converted to a rate based on a 365 or 366 day period, as the case may be) plus 1.0% per annum or (b) the rate per annum equal to the rate determined by Royal Bank of Canada to be the offered rate that appears on the page of the Telerate screen 3750 that displays an average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars for an interest period chosen by us of one, two, three, or six months (or, if available to all applicable lenders, nine or twelve month periods) and (2) in the case of Canadian dollar denominated loans, a Canadian prime rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate for Canadian dollar loans made in Canada and (ii) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptance for the appropriate interest period as listed on the applicable Reuters Screen page (plus 0.10% for certain lenders) plus 1.0% per annum.

Swingline loans bear interest at the interest rate equal to Canadian prime rate loans plus an applicable margin percentage. The applicable margin percentage for Canadian and U.S. dollar denominated loans are subject to adjustment based upon our total consolidated-adjusted leverage ratio. At July 31, 2006, the applicable margin percentages were 2.0% for adjusted LIBOR rate loans and 1.0% for U.S. base rate loans. On May 25, 2006, we had the Term Loan B re-priced. As a result our margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. A further 0.25% reduction will take effect upon reaching a consolidated adjusted leverage ratio of less than 4.75:1. At July 31, 2006, the applicable margins were 1.0% for Canadian prime rate loans and 2.0% for bankers’ acceptances. During the three months ended April 30, 2006, we reached a total consolidated-adjusted leverage ratio level decreasing the applicable margin percentage for our Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 15, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon our total lease-adjusted leverage ratio being within certain defined ranges.

Our senior secured credit facility contains a number of restrictive covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries, to, among other things: make investments and loans; make capital expenditures; incur, assume, or permit to exist additional indebtedness, guarantees, or liens; engage in mergers, acquisitions, asset sales or sale-leaseback transactions; declare dividends, make payments on, or redeem or repurchase equity interests; alter the nature of the business we conduct; engage in certain transactions with affiliates; enter into agreements limiting subsidiary distributions; and prepay, redeem, or repurchase certain indebtedness including the notes.

Subject to exceptions, our senior secured credit facility requires mandatory prepayments or offer to prepay (with the failure to do so constituting an event of default) of the loans in the event of certain asset sales or other asset dispositions, issuances of equity securities or debt securities, or if we have annual consolidated excess cash flow. Our senior secured credit facility is guaranteed by all of our existing and future subsidiaries (other than unrestricted subsidiaries as defined in the senior secured credit facility), and is secured by a first priority security interest in substantially all of our existing and future assets, and a first priority pledge of our capital stock and the capital stock of those subsidiaries, subject to certain exceptions agreed upon with our lenders and local law requirements.

Senior Subordinated Notes. The senior subordinated notes were issued by Dollarama Group L.P. and Dollarama Corporation. Interest on the notes accrues at 8.875% per year and is payable on the notes semi-annually on February 15 and August 15 of each year, beginning February 15, 2006.

Beginning August 15, 2009, the notes may be redeemed, in whole or in part, initially at 104.438% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, at any time on or after August 15, 2011. Prior to August 15, 2009, the notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium. In addition, prior to August 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes at a price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, using proceeds from the sales of certain kinds of capital stock. Following a change of control, we will be required to offer to purchase all of the notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.

The senior subordinated notes constitute general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The senior subordinated notes are currently guaranteed by all of our subsidiaries.

Capital Expenditures

Capital expenditures for the three months ended July 31, 2006, were $11.1 million and $4.5 million for the three months ended July 31, 2005, of which $2.6 million is directly attributable to improving information technology systems and warehouse and distribution capacity in the greater Montreal area. As of June 15, 2006, we moved our distribution center in Montreal to a new rented facility of 292,623 square feet. Capital expenditures for the six months ended July 31, 2006 were $20.0 million of which $3.0 million is directly attributable to information technology systems and warehouse and distribution capacity in the greater Montreal area and $8.7 million for the six months ended July 31, 2005. The increases for the three and six month periods ended July 31, 2006, were primarily related to new store openings. In the future as our business continues to grow, we expect to make additional capital expenditures to implement our new information technology systems, to increase our warehouse and distribution capacity in the greater Montreal area, and to add new warehouse and distribution infrastructure to facilitate our geographic expansion to western Canada.

We plan to open more than our previously announced target of 50 new stores in fiscal year 2007. In fiscal year ended January 31, 2006, the average cost to open a new store was approximately $0.5 million, including $0.3 million for capital expenditures and $0.2 million for inventory.

Off-Balance Sheet Obligations

We have no material off-balance sheet obligations.

Recent Accounting Pronouncements

On April 1, 2005, the Canadian Institute of Chartered Accountants (“CICA”) issued three new Handbook sections: Section 1530 “Comprehensive Income,” Section 3855 “Financial Instruments—Recognition and Measurement,” and Section 3865 “Hedges.” These new sections apply to fiscal years beginning on or after October 1, 2006, with earlier adoption permitted as of the beginning of a fiscal year ending on or after December 31, 2004.

Section 3855, “Financial Instruments—Recognition and Measurement,” requires all financial instruments to be classified as either Held to Maturity, Loans and Receivables, Held for Trading, or Available for Sale. The Held to Maturity

Classification is restricted to fixed maturity instruments that the company intends and is able to hold to maturity. Loans and Receivables and Held to Maturity investments are accounted for at amortized cost. Securities that are acquired for selling in the near term are classified as Held for Trading and are accounted for at fair value with realized and unrealized gains and losses reported in net income. The remaining financial instruments are classified as Available for Sale and are measured at fair value with unrealized gains and losses, not affecting income, but reported in a new category in shareholder’s capital called Other Comprehensive Income.

Section 3865, “Hedges,” which replaces AcG-13 “Hedging Relationships,” establishes standards for when and how hedge accounting may be applied. Consistent with Section 3855, it requires that all derivatives, including hedges, be measured at fair value. Changes in the fair value of a derivative which hedges the company’s exposure that the fair value of an asset or liability will change due to a particular risk are recognized in the net income together with those of the respective offsetting hedge item. However, changes in the fair value of a derivative which hedges the company’s exposure to changing cash flows are accumulated in other comprehensive income until the transaction being hedged affects net income.

Section 1530, Other Comprehensive Income, a new category in the shareholder’s capital section of the balance sheet, includes unrealized foreign currency translation gains and losses on cash flow hedges mentioned above.

Dollarama Group L.P. elected to early adopt the recommendations of Sections 1530, 3855 and 3865 on a prospective basis as of the beginning of the period from November 18, 2004 to January 31, 2005.

The CICA has reissued Section 3830 of the CICA Handbook as Section 3831, Non-Monetary Transactions, which establishes standards for the measurement and disclosure of non-monetary transactions. It also includes criteria for defining “commercial substance” which replace the criteria for defining “culmination of the earnings process” in the former section. These changes come into effect for fiscal years beginning on or after January 1, 2006. We do not anticipate that the adoption of this section will have a material impact on our financial statements.

On July 6, 2006, the CICA issued Emerging Issue Committee Abstract of Issue Discussed #162 “Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date” (“EIC-162”). EIC-162 requires that compensation costs attributable to employees eligible to retire during the vesting period be recognized over the period from the grant date to the date the employee becomes eligible to retire. As none of the optionholders are eligible to retire prior to the end of the vesting periods, we do not anticipate the adoption of EIC-162 will have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While principally all of our sales have been in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost foreign suppliers, including suppliers in Argentina, Brazil, China, Denmark, Dubai, France, Germany, Hong Kong, India, Indonesia, Italy, Korea, Mexico, Pakistan, Panama, Philippines, Poland, Taiwan, Thailand, Turkey, United States and Vietnam. For the three and six month periods ended July 31, 2006, this direct sourcing from foreign suppliers accounted for in excess of 50% of our sales. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to manage risks from fluctuations in exchange rates. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings. We estimate that in the absence of our currency risk management program, every $0.01 appreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $1.0 million annual increase in operating earnings. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition as a result of the Refinancing, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt. As required by the terms of our senior secured credit facility, we have entered into two swap agreements consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans. We record the fair value of the swap agreements in “foreign exchange loss on derivative financial instruments and long-term debt” in our consolidated statement of operations and in “derivative financial instruments” on the balance sheet.

On August 12, 2005, we entered into two additional swap agreements consisting of foreign currency swaps to minimize our exposure to exchange rate fluctuations in respect of our senior subordinated notes. These swap agreements qualify for hedge accounting. The fair value of the swap agreements is deferred in a separate component in our consolidated statement of Partners’ capital and other comprehensive income until the underlying hedged transactions are reporting in our consolidated statement of operations.

Interest Rate Risk

We use variable-rate debt to finance certain of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $382.8 million in term loans outstanding under our senior secured credit facility based on the exchange rate on July 31, 2006, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. We have entered into a contract maturing on January 31, 2007 that will eliminate our exposure to interest due on the notional amount of $120 million in excess of the Canadian Banker’s Acceptance rate cap of 4.5%.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations. We note, however, that two actions have been instituted against us for alleged copyright infringement pertaining to the sale of certain products. We have denied these claims, and believe these claims are without merit. We further note that actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In one case, filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in another case filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims. While we intend to vigorously defend the claims asserted, we cannot determine the outcome of these claims at this time. However, we believe that the ultimate resolution of the foregoing matters will not have a material effect on our consolidated financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The information called for by this item is set forth under the heading “Risk Factors” in the Company’s 424B3 Prospectus filed with the Securities and Exchange Commission on August 7, 2006.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group L.P.

	By:	Dollarama Group GP Inc.,
its general partner

Dated: September 14, 2006	By:	/s/ LARRY ROSSY
Name: Larry Rossy
Title: Chief Executive Officer

Dated: September 14, 2006	By:	/s/ ROBERT COALLIER
Name: Robert Coallier
Title: Chief Financial Officer