Form 10-Q
period 2006-10-31
Dollarama Group L.P.
filed 2006-12-08
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Dollarama Group L.P. - Groupe Dollarama S.E.C.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Expressed in Thousands of Canadian Dollars)

(Unaudited)

	October 31, 2006	January 31, 2006
Assets
Current
Cash and cash equivalents	$26,867	$30,883
Receivables	6,720	3,380
Income taxes refundable	—	139
Deposits and prepaid expenses	5,378	3,302
Merchandise inventories	164,552	154,047

	203,517	191,751
Property and Equipment	78,687	54,571
Goodwill	727,782	727,782
Other Intangibles	121,430	124,750

Total Assets	$1,131,416	$1,098,854

Liabilities
Current
Accounts payable	$24,115	$12,278
Accrued expenses and other	34,160	31,612
Income taxes payable	265	—
Derivative financial instruments	41,183	34,531
Current portion of long-term debt	2,734	14,805

	102,457	93,226
Long-Term Debt (note 2)	561,638	581,637
Unfavorable Lease Rights and Other	24,392	22,171

Total Liabilities	688,487	697,034

Commitments and Contingencies (note 3)
Partners’ Capital
General Partner	374	374
Limited Partner	390,660	394,876
Contributed Surplus	1,263	800
Retained Earnings	54,555	11,800
Accumulated Other Comprehensive Loss	(3,923)	(6,030)

Total Partners’ Capital	442,929	401,820

Total Liabilities and Partners’ Capital	$1,131,416	$1,098,854

See accompanying notes

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Consolidated Statement of Partners’ Capital and other Comprehensive Income

(Expressed in Thousands of Canadian Dollars)

(Unaudited)

For the Nine Month Period Ended October 31, 2006

	General Partner Capital	Limited Partner Capital	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
Partners’ Capital - Beginning of Period	$374	$394,876	$800	$11,800	$(6,030)	$401,820

Comprehensive income:
Net earnings	—	—	—	42,755	—	42,755
Change in unrealized gain on derivative financial instruments	—	—	—	—	2,107	2,107

Total Comprehensive Income	—	—	—	42,755	2,107	44,862

Stock-based compensation	—	—	463	—	—	463
Capital distributions	—	(4,216)	—	—	—	(4,216)

	—	(4,216)	463	—	—	(3,753)

Partners’ Capital - End of Period	$374	$390,660	$1,263	$54,555	$(3,923)	$442,929

For the Nine Month Period Ended October 31, 2005

	General Partner Capital	Limited Partner Capital	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
Partners’ Capital - Beginning of Period	$374	$454,484	$202	$(23,206)	$1,355	$433,209

Comprehensive income:
Net earnings	—	—	—	10,203	—	10,203
Change in unrealized loss on derivative financial instruments	—	—	—	—	(7,606)	(7,606)

Total Comprehensive Income	—	—	—	10,203	(7,606)	2,597

Stock-based compensation	—	—	837	—	—	837
Capital distributions	—	(58,349)	—	—	—	(58,349)

	—	(58,349)	837	—	—	(57,512)

Partners’ Capital - End of Period	$374	$396,135	$1,039	$(13,003)	$(6,251)	$378,294

See accompanying notes

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Consolidated Statements of Operations

For the Periods Ended October 31,

(Expressed in Thousands of Canadian Dollars)

(Unaudited)

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Sales	$611,560	$517,496	$218,477	$186,542

Cost of Sales and Expenses
Cost of sales	410,533	357,771	146,452	124,047
General, administrative and store operating expenses	107,382	88,878	37,405	30,871
Amortization	11,918	9,688	4,464	3,287

	529,833	456,337	188,321	158,205

Operating Income	81,727	61,159	30,156	28,337

Amortization of deferred financing costs	3,050	6,494	1,015	1,011
Write-off of deferred financing costs	—	6,606	—	6,606
Interest expense	35,337	34,119	12,001	11,671
Foreign exchange loss on long-term debt and change in fair value of derivative financial instruments	(679)	2,477	(693)	2,241

	37,708	49,696	12,323	21,529

Earnings Before Income Taxes	44,019	11,463	17,833	6,808
Income taxes	1,264	1,260	421	453

Net Earnings	$42,755	$10,203	$17,412	$6,355

See accompanying notes

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Consolidated Statements of Cash Flows

For the Periods Ended October 31,

(Expressed in Thousands of Canadian Dollars)

(Unaudited)

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Cash Provided (Used) -
Operating Activities
Net earnings	$42,755	$10,203	$17,412	$6,355
Amortization of property and equipment	8,277	6,138	3,022	2,114
Amortization of intangibles	3,641	3,550	1,442	1,173
Loss on disposal of property and equipment	41	—	21	—
Change in fair value of non-hedging derivatives	4,471	19,081	1,851	14,006
Change in fair value of hedging derivatives	4,287	—	2,880	—
Amortization of deferred financing costs	3,050	6,494	1,015	1,011
Write-off of deferred financing costs	—	6,606	—	6,606
Foreign exchange gain on long-term debt	(3,878)	(16,157)	(2,064)	(12,733)
Amortization of unfavorable lease rights	(2,669)	(2,620)	(1,049)	(837)
Deferred lease inducements	2,221	3,342	664	899
Amortization of deferred tenant allowances	(387)	—	(170)	—
Amortization of deferred leasing costs	102	—	38	—
Stock-based compensation	463	837	155	349

	62,374	37,474	25,217	18,943
Changes in non-cash operating elements of working capital (note 5)	(1,132)	(37,400)	(21,131)	(3,291)

Net cash provided by operating activities	61,242	74	4,086	15,652

Investing Activities
Purchase of property and equipment	(32,588)	(15,222)	(12,596)	(6,477)
Proceeds on disposal of property and equipment	154	182	51	70
Deferred tenant allowances	3,056	—	876	—
Deferred leasing costs	(423)	(1,462)	(40)	(1,462)

Net cash used in investing activities	(29,801)	(16,502)	(11,709)	(7,869)

Financing Activities
Due to company controlled by a minority shareholder	—	(2,468)	—	(2,425)
Deferred financing costs	—	(9,822)	—	(7,973)
Proceeds from long-term debt	—	293,533	—	293,533
Repayment of long-term debt	(28,061)	(246,477)	(20,684)	(242,227)
Capital distributions	(4,216)	(58,349)	(1,335)	(54,976)

Net cash used in financing activities	(32,277)	(23,583)	(22,019)	(14,068)

Foreign currency translation adjustment	$(3,180)	$—	$(1,700)	$—

Decrease in Cash and Cash Equivalents	(4,016)	(40,011)	(31,342)	(6,285)
Cash and Cash Equivalents
Beginning of Period	30,883	44,585	58,209	10,859

End of Period	$26,867	$4,574	$26,867	$4,574

See accompanying notes

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

1.	Basis of Presentation and Nature of Business

Dollarama Group L.P. - Groupe Dollarama S.E.C. was formed on November 11, 2004 under the laws of the province of Quebec for the purpose of the acquisition of the DOLLARAMA retail stores. The general partner is Dollarama Group GP Inc.

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

The consolidated financial statements include all entities controlled by a majority voting interest as well as variable interest entities for which Dollarama Group L.P. is the primary beneficiary. No such variable interest entities were identified for the periods presented.

The Partnership operates discount variety retail stores in Canada under the name DOLLARAMA that sell substantially all items for $1.00 or less. As at October 31, 2006, the retail operations were carried out in the ten Canadian provinces. The retail operation’s corporate headquarters, distribution centre and warehouses are located in Montreal, Canada.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2006. The results of operations for the three month and nine month periods ended October 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ended January 31, 2007.

The Partnership believes the unaudited consolidated financial statements for the three month and nine month periods ended October 31, 2006 and the unaudited consolidated financial statements for the three month and nine month periods ended October 31, 2005 included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Partnership’s financial position as at October 31, 2006 and the Partnership’s financial position as at October 31, 2005, and the results of its operations and cash flows for the periods presented.

The Partnership’s accounting policies are consistent with those described in the consolidated financial statements for the year ended January 31, 2006.

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

2.	Long-Term Debt

	October 31, 2006	January 31, 2006
Term bank loan maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above bankers’ acceptances rate	$88,000	$114,000
Term bank loan (U.S.$242,237,376) maturing in November 2011, repayable in quarterly capital installments of U.S.$608,637. Advances under the term bank loan bear interest at 1% above the bank’s prime rate. However, borrowings under the term bank loan by way of Libor rate loans bear interest at 2% per annum above bank’s Libor rate	272,057	277,996
Redeemable senior subordinated notes (“Notes”) (U.S.$200,000,000) maturing in August 2012. The Notes bear interest at 8 7/8% payable semi-annually commencing in February 2006	224,620	227,800

	584,677	619,796
Current maturity	2,734	14,805

	581,943	604,991
Less: deferred financing costs	20,305	23,354

	$561,638	$581,637

On October 31, 2006, the Partnership made a capital repayment of $20,000,000 on the term bank loan maturing in May 2010, consisting of a prepayment of $17,000,000 and a scheduled payment of $3,000,000.

In accordance with Canadian Institute of Chartered Accountants Handbook Section 3855 “Financial Instruments - Recognition and Measurement”, the Partnership has reported deferred financing costs as a reduction of the related long-term debt on the consolidated balance sheets.

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

3.	Commitments and Contingencies

At October 31, 2006, there were contractual obligations for leases amounting to approximately $370,766,000. The leases extend over various periods up to 2024 and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

The basic annual rent (including leases with related parties) exclusive of contingent rentals for the next five years is as follows:

October 31, 2007	$50,382
October 31, 2008	47,273
October 31, 2009	43,695
October 31, 2010	40,795
October 31, 2011	37,553
Thereafter	151,068

The rent and contingent rent expense for store, warehouse, distribution centre and corporate headquarters’ operating leases (including leases with related parties) included in the accompanying consolidated statements of earnings as at October 31, 2006 are as follows:

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Basic rent	$32,763	$27,494	$11,296	$9,590
Contingent rent	641	490	228	279

	$33,404	$27,984	$11,524	$9,869

Letters of credit issued for purchase of inventories and outstanding as at October 31, 2006 amounted to $3,922,000 (U.S.$3,492,000).

Two legal proceedings have been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership has denied these claims and believes these claims are without merit. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

Legal proceedings have been instituted against the Partnership for alleged personal injuries sustained by customers in the Partnership’s stores. The plaintiffs are claiming amounts totalling $5,400,000. The Partnership believes that the potential amount to be paid for these claims would be covered by its insurance policies other than punitive damages. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

The Partnership believes these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on the Partnership’s financial statements.

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

4.	Derivative Financial Instruments

The Partnership has limited involvement with derivative financial instruments which are utilized to manage risks from fluctuations in exchange rates and interest rates. The Partnership does not hold financial instruments for trading or speculative purposes.

The fair value of foreign currency swaps, foreign exchange forward contracts and the interest rate cap (the “Cap”) described below at October 31, 2006 totalled approximately ($41,183,000) and totalled approximately ($17,243,000) at October 31, 2005 and has been included in “derivative financial instruments” on the consolidated balance sheet.

Non-Hedging Derivatives

Swaps

The Partnership has three outstanding swap agreements with its lenders which do not qualify for hedge accounting.

Two swap agreements are a combination derivative consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 and were undertaken to address two risks with its U.S. dollar, LIBOR based term bank loans. The foreign currency swaps enable the Partnership to effectively fix its exchange rate on its principal payments on the U.S. dollar debt to 1.1922. The agreements call for the Partnership to pay a fixed amount in CDN$ and receive a fixed amount in US$, as indicated in the following table:

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

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

4.	Derivative Financial Instruments (Cont’d)

The Partnership has an additional swap agreement with its lenders which is a combination derivative consisting of a foreign currency swap and an interest rate swap that expires on January 31, 2011. The swap agreement was undertaken to address two risks associated with the additional U.S.$45,000,000 LIBOR based term bank loan obtained in August 2005. The foreign currency swap enables the Partnership to effectively fix its exchange rate on its interest and principal payments on this debt at 1.2015. In addition, the swap agreement enables the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR to Canadian Banker’s Acceptance rate and fix the exchange rate on these payments at 1.2015. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian Banker’s Acceptance rate plus 2.519% (in Canadian Dollars) and to receive interest at LIBOR plus 2.25% (in U.S. dollars) with a fixed U.S./Cdn dollar conversion rate of 1.2015.

The fair value of the three above noted swap agreements was ($21,838,000) at October 31, 2006 and ($7,638,000) at October 31, 2005 and has been included in “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments” in the consolidated statement of operations and has been included in derivative financial instruments on the consolidated balance sheet.

Interest Rate Cap

The Partnership has a contract maturing on January 31, 2007 that establishes an interest rate cap which does not qualify for hedge accounting. The Cap was undertaken to address certain interest rate risks associated with the long-term debt and swap arrangements. The Cap provides for quarterly payments to the Partnership for interest due on the notional amount of $120,000,000 in excess of the Canadians Banker’s Acceptance rate cap of 4.5% from the counterparty.

As at October 31, 2006, the fair value of the Cap is $Nil and $61,000 at October 31, 2005 and has been included in “derivative financial instruments” on the consolidated balance sheet. The change in fair value of the Cap has been included in “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments” in the consolidated statement of operations.

Hedging Derivatives

The Partnership has foreign exchange forward contracts that qualify as cash flow hedges for hedge accounting. The foreign exchange forward contracts are used to minimize the Partnership’s exposure to foreign currency fluctuations associated with anticipated U.S. dollar denominated purchases.

As at October 31, 2006, the Partnership had foreign exchange forward contracts to purchase U.S.$130,000,000 for $144,071,000 Canadian maturing between November 2006 and September 2007. The fair value of these contracts outstanding at October 31, 2006 was approximately $1,352,000 which represents the effective portion of the hedge and is deferred in a separate component in the consolidated statement of partners’ capital and other comprehensive income until the underlying hedged transactions are reported in the consolidated statement of operations, which the Company anticipates will take place in the next quarter.

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

4.	Derivative Financial Instruments (Cont’d)

Other comprehensive income also includes a loss of approximately $757,000 which represents losses on foreign exchange contracts settled before October 31, 2006 that will be included in income when the related inventory is sold.

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

Date	Interval	Amount paid by Partnership		Amount received from lender
August 12, 2005	One time	US$	200,000	CDN$	240,200
August 15, 2008	One time	CDN	84,070	US	70,000
August 15, 2012	One time	CDN	156,130	US	130,000
February 15, 2006	One time	CDN	10,171	US	9,023
August 15, 2006 to August 15, 2008	Semi-annual	CDN	3,340	US	3,106
August 15, 2006 to August 15, 2012	Semi-annual	CDN	6,534	US	5,769

The fair value of these swap agreements as at October 31, 2006 was ($20,697,000) and as at October 31, 2005 was ($7,543,000), of which ($3,807,000) was deferred in a separate component in the consolidated statement of partners’ capital and other comprehensive income until the underlying hedged transactions are reported in the consolidated statement of operations. The balance of ($16,890,000) was reclassified from accumulated other comprehensive income and taken into earnings. The Partnership anticipates that approximately ($1,281,000) deferred in other comprehensive income will be recorded in earnings in the next year.

The Partnership periodically examines the effectiveness of the instruments to ensure that they are highly effective at reducing or modifying foreign exchange risks, associated with anticipated purchases and with the redeemable senior subordinated notes.

Hedging and Non-Hedging Derivatives

The fair value of all swap agreements was ($42,535,000) at October 31, 2006 and ($15,181,000) at October 31, 2005 and has been included in “derivative financial instruments” on the consolidated balance sheet. The change in fair value of the swap agreements has been included in “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments” with the exception of ($3,807,000) which has been deferred in other comprehensive income (see “Hedging Derivatives”).

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

5.	Statement of Cash Flows Information

Net change in non-cash working capital components are as follows:

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Receivables	$(3,340)	$(4,324)	$(3,306)	$1,801
Income taxes refundable	404	(910)	404	(50)
Deposits and prepaid expenses	(2,076)	(1,216)	779	1,233
Merchandise inventories	(10,505)	(39,478)	(20,037)	(9,574)
Accounts payable	11,837	(1,974)	(3,498)	(2,673)
Accrued expenses and other	2,548	10,502	4,527	5,972

	$(1,132)	$(37,400)	$(21,131)	$(3,291)

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Interest paid	$40,687	$31,472	$17,084	$8,778
Income taxes paid	860	2,170	17	503

6.	Related Party Transactions

Included in expenses are management fees of $2,250,000 (2005 - $2,250,000) for the nine month period ended October 31, 2006 (3 months - $750,000; 2005 - $750,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent.

Expenses include rent charged by related parties as follows:

	Nine months ended		Three months ended
	2006	2005	2006	2005
S. Rossy Investments Inc.	$892	$805	$286	$268
9076-4028 Québec Inc.	4,197	2,312	1,735	771
Minority shareholder of the Partnership’s parent and his immediate family	46	37	9	12
Entities controlled by immediate family of a minority shareholder of the Partnership’s parent	137	135	59	39

	$5,272	$3,289	$2,089	$1,090

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

6.	Related Party Transactions (Cont’d)

S. Rossy Investments Inc. and 9076-4082 Québec Inc. are companies controlled by a minority shareholder of the Partnership’s parent.

Included in accrued expenses and other is $1,500,000 at October 31, 2006 and $1,423,000 at October 31, 2005 payable to Bain Capital Partners VIII, LP.

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

8.	Supplemental Condensed Consolidating Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets as at October 31, 2006 and January 31, 2006 and the statements of operations and cash flows for the three months and nine months ended October 31, 2006 and October 31, 2005 for Dollarama Group L.P. (“Parent”) and on a combined basis for the subsidiaries of the Parent that guarantee the Partnership’s senior secured credit facility and senior subordinated notes (the “Guarantor Subsidiaries”). The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries using the equity method.

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Balance Sheet as at October 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current
Cash and cash equivalents	$65	$26,802	$—	$26,867
Receivables	—	6,720	—	6,720
Due from related parties	855,399	853,344	(1,708,743)	—
Deposits and prepaid expenses	1,400	3,978	—	5,378
Merchandise inventories	—	164,552	—	164,552

	856,864	1,055,396	(1,708,743)	203,517
Property and Equipment	—	78,687	—	78,687
Investments in Guarantor Subsidiaries	174,914	7,762	(182,676)	—
Goodwill	—	727,782	—	727,782
Other Intangibles	—	121,430	—	121,430

Total Assets	$1,031,778	$1,991,057	$(1,891,419)	$1,131,416

Liabilities
Current
Accounts payable	—	24,115	—	24,115
Accrued expenses and other	4,171	29,989	—	34,160
Income taxes payable	—	265	—	265
Derivative financial instruments	—	41,183	—	41,183
Due to related parties	—	1,716,336	(1,716,336)	—
Current portion of long-term debt	2,734	—	—	2,734

	6,905	1,811,888	(1,716,336)	102,457
Long-Term Debt	581,944	(20,306)	—	561,638
Unfavorable Lease Rights and Other	—	24,392	—	24,392

Total Liabilities	588,849	1,815,974	(1,716,336)	688,487

Partners’ Capital
General Partner	374	209,368	(209,368)	374
Limited Partner	390,660	—	—	390,660
Contributed Surplus	1,263	—	—	1,263
Retained Earnings (Deficit)	54,555	(34,285)	34,285	54,555
Accumulated Other Comprehensive Loss	(3,923)	—	—	(3,923)

Total Partners’ Capital	442,929	175,083	(175,083)	442,929

Total Liabilities and Partners’ Capital	$1,031,778	$1,991,057	$(1,891,419)	$1,131,416

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Balance Sheet as at January 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current
Cash and cash equivalents	$52	$30,831	$—	$30,883
Receivables	—	3,380	—	3,380
Due from related parties	889,366	884,068	(1,773,434)	—
Income taxes refundable	—	139	—	139
Deposits and prepaid expenses	—	3,302	—	3,302
Merchandise inventories	—	154,047	—	154,047

	889,418	1,075,767	(1,773,434)	191,751
Property and Equipment	—	54,571	—	54,571
Investments in Guarantor Subsidiaries	140,151	8,196	(148,347)	—
Goodwill	—	727,782	—	727,782
Other Intangibles	—	124,750	—	124,750

Total Assets	$1,029,569	$1,991,066	$(1,921,781)	$1,098,854

Liabilities
Current
Accounts payable	—	12,278	—	12,278
Accrued expenses and other	7,953	23,659	—	31,612
Derivative financial instruments	—	34,531	—	34,531
Due to related parties	—	1,781,476	(1,781,476)	—
Current portion of long-term debt	14,805	—	—	14,805

	22,758	1,851,944	(1,781,476)	93,226
Long-Term Debt	604,991	(23,354)	—	581,637
Unfavorable Lease Rights and Other	—	22,171	—	22,171

Total Liabilities	627,749	1,850,761	(1,781,476)	697,034

Partners’ Capital
General Partner	374	192,170	(192,170)	374
Limited Partner	394,876	—	—	394,876
Contributed Surplus	800	—	—	800
Retained Earnings (Deficit)	11,800	(51,865)	51,865	11,800
Accumulated Other Comprehensive Loss	(6,030)	—	—	(6,030)

Total Partners’ Capital	401,820	140,305	(140,305)	401,820

Total Liabilities and Partners’ Capital	$1,029,569	$1,991,066	$(1,921,781)	$1,098,854

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Operations For the 9 Months Ended October 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$611,560	$—	$611,560

Cost of Sales and Expenses
Cost of sales	—	410,533	—	410,533
General, administrative and store operating expenses	—	107,382	—	107,382
Amortization	—	11,918	—	11,918

	—	529,833	—	529,833

Operating Income	—	81,727	—	81,727

Amortization of deferred financing costs	—	3,050	—	3,050
Interest expense (income)	(21,297)	56,634	—	35,337
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(3,878)	3,199	—	(679)
Share in loss (earnings) of guarantor subsidiaries	(17,580)	—	17,580	—

	(42,755)	62,883	17,580	37,708

Earnings (Loss) Before Income Taxes	42,755	18,844	(17,580)	44,019
Income taxes	—	1,264	—	1,264

Net Earnings (Loss)	$42,755	$17,580	$(17,580)	$42,755

Condensed Consolidating Statement of Operations For the 9 Months Ended October 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$517,496	$—	$517,496

Cost of Sales and Expenses
Cost of sales	—	357,771	—	357,771
General, administrative and store operating expenses	—	88,878	—	88,878
Amortization	—	9,688	—	9,688

	—	456,337	—	456,337

Operating Income	—	61,159	—	61,159

Amortization of deferred financing costs	—	6,494	—	6,494
Write-off of deferred financing costs	—	6,606	—	6,606
Interest expense (income)	(24,740)	58,859	—	34,119
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(16,157)	18,634	—	2,477
Share in loss (earnings) of guarantor subsidiaries	30,694	—	(30,694)	—

	(10,203)	90,593	(30,694)	49,696

Earnings (Loss) Before Income Taxes	10,203	(29,434)	30,694	11,463
Income taxes	—	1,260	—	1,260

Net Earnings (Loss)	$10,203	$(30,694)	$30,694	$10,203

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Operations For the 3 Months Ended October 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$218,477	$—	$218,477

Cost of Sales and Expenses
Cost of sales	—	146,452	—	146,452
General, administrative and store operating expenses	—	37,405	—	37,405
Amortization	—	4,464	—	4,464

	—	188,321	—	188,321

Operating Income	—	30,156	—	30,156

Amortization of deferred financing costs	—	1,015	—	1,015
Interest expense (income)	(7,205)	19,206	—	12,001
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(2,064)	1,371	—	(693)
Share in loss (earnings) of guarantor subsidiaries	(8,143)	—	8,143	—

	(17,412)	21,592	8,143	12,323

Earnings (Loss) Before Income Taxes	17,412	8,564	(8,143)	17,833
Income taxes	—	421	—	421

Net Earnings (Loss)	$17,412	$8,143	$(8,143)	$17,412

Condensed Consolidating Statement of Operations For the 3 Months Ended October 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$186,542	$—	$186,542

Cost of Sales and Expenses
Cost of sales	—	124,047	—	124,047
General, administrative and store operating expenses	—	30,871	—	30,871
Amortization	—	3,287	—	3,287

	—	158,205	—	158,205

Operating Income	—	28,337	—	28,337

Amortization of deferred financing costs	—	1,011	—	1,011
Write-off of deferred financing costs	—	6,606	—	6,606
Interest expense (income)	(7,538)	19,209	—	11,671
Foreign exchange on long-term debt and change in fair value of derivative financial instruments	(12,733)	14,974	—	2,241
Share in loss (earnings) of guarantor subsidiaries	13,916	—	(13,916)	—

	(6,355)	41,800	(13,916)	21,529

Earnings (Loss) Before Income Taxes	6,355	(13,463)	13,916	6,808
Income taxes	—	453	—	453

Net Earnings (Loss)	$6,355	$(13,916)	$13,916	$6,355

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows For the 9 Months Ended October 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$42,755	$17,580	$(17,580)	$42,755
Share in loss (earnings) of guarantor subsidiaries	(17,580)	—	17,580	—
Amortization of property and equipment	—	8,277	—	8,277
Amortization of intangibles	—	3,641	—	3,641
Loss on disposal of property and equipment	—	41	—	41
Change in fair value of non-hedging derivatives	—	4,471	—	4,471
Change in fair value of hedging derivatives	—	4,287	—	4,287
Amortization of deferred financing costs	—	3,050	—	3,050
Foreign exchange gain on long-term debt	(3,878)	—	—	(3,878)
Amortization of unfavorable lease rights	—	(2,669)	—	(2,669)
Deferred lease inducements	—	2,221	—	2,221
Amortization of deferred tenant allowances	—	(387)	—	(387)
Amortization of deferred leasing costs	—	102	—	102
Stock-based compensation	—	463	—	463

	21,297	41,077	—	62,374
Changes in non-cash operating elements of working capital	(5,182)	4,050	—	(1,132)

Net Cash Provided by Operating Activities	16,115	45,127	—	61,242

Investing Activities
Due from related parties	36,538	(36,987)	449	—
Investments in guarantor subsidiaries	(17,183)	434	16,749	—
Purchase of property and equipment	—	(32,588)	—	(32,588)
Proceeds on disposal of property and equipment	—	154	—	154
Deferred tenant allowances	—	3,056	—	3,056
Deferred leasing costs	—	(423)	—	(423)

Net Cash Provided By (Used In) Investing Activities	19,355	(66,354)	17,198	(29,801)

Financing Activities
Repayment of long-term debt	$(28,061)	$—	$—	$(28,061)
Capital distributions	(4,216)	17,198	(17,198)	(4,216)

Net Cash Provided By (Used in) Financing Activities	(32,277)	17,198	(17,198)	(32,277)

Foreign currency translation adjustment	(3,180)	—	—	(3,180)

Increase (Decrease) in Cash and Cash Equivalents	13	(4,029)	—	(4,016)
Cash and Cash Equivalents Beginning of Period	52	30,831	—	30,883

End of Period	$65	$26,802	$—	$26,867

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows For the 9 Months Ended October 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$10,203	$(30,694)	$30,694	$10,203
Share in loss (earnings) of guarantor subsidiaries	30,694	—	(30,694)	—
Amortization of property and equipment	—	6,138	—	6,138
Amortization of intangibles	—	3,550	—	3,550
Change in fair value of non-hedging derivatives	—	19,081	—	19,081
Amortization of deferred financing costs	—	6,494	—	6,494
Write-off of deferred financing costs	—	6,606	—	6,606
Foreign exchange gain on long-term debt	(16,157)	—	—	(16,157)
Amortization of unfavorable lease rights	—	(2,620)	—	(2,620)
Deferred lease inducements	—	3,342	—	3,342
Stock-based compensation	—	837	—	837

	24,740	12,734	—	37,474
Changes in non-cash operating elements of working capital	2,427	(39,827)	—	(37,400)

Net Cash Provided by (Used In) Operating Activities	27,167	(27,093)	—	74

Investing Activities
Due from related parties	(1,784)	6,264	(4,480)	—
Investments in guarantor subsidiaries	(14,132)	(6,958)	21,090	—
Purchase of property and equipment	—	(15,222)	—	(15,222)
Proceeds on disposal of property and equipment	—	182	—	182
Deferred tenant allowances	—	—	—	—
Deferred leasing costs	—	(1,462)	—	(1,462)

Net Cash Provided By (Used In) Investing Activities	$(15,916)	$(17,196)	$16,610	$(16,502)

Financing Activities
Due to company controlled by minority shareholder	$—	$(2,468)	$—	$(2,468)
Deferred financing costs	—	(9,822)	—	(9,822)
Proceeds from long-term debt	293,533	—	—	293,533
Repayment of long-term debt	(246,477)	—	—	(246,477)
Capital distributions	(58,349)	16,610	(16,610)	(58,349)

Net Cash Provided By (Used in) Financing Activities	(11,293)	4,320	(16,610)	(23,583)

Decrease in Cash and Cash Equivalents	(42)	(39,969)	—	(40,011)
Cash and Cash Equivalents Beginning of Period	451	44,134	—	44,585

End of Period	$409	$4,165	$—	$4,574

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows For the 3 Months Ended October 31, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$17,412	$8,143	$(8,143)	$17,412
Share in loss (earnings) of guarantor subsidiaries	(8,143)	—	8,143	—
Amortization of property and equipment	—	3,022	—	3,022
Amortization of intangibles	—	1,442	—	1,442
Loss on disposal of property and equipment	—	21	—	21
Change in fair value of non-hedging derivatives	—	1,851	—	1,851
Change in fair value of hedging derivatives	—	2,880	—	2,880
Amortization of deferred financing costs	—	1,015	—	1,015
Foreign exchange gain on long-term debt	(2,064)	—	—	(2,064)
Amortization of unfavorable lease rights	—	(1,049)	—	(1,049)
Deferred lease inducements	—	664	—	664
Amortization of deferred tenant allowances	—	(170)	—	(170)
Amortization of deferred leasing costs	—	38	—	38
Stock-based compensation	—	155	—	155

	7,205	18,012	—	25,217
Changes in non-cash operating elements of working capital	(4,702)	(16,429)	—	(21,131)

Net Cash Provided by Operating Activities	2,503	1,583	—	4,086
Investing Activities
Due from related parties	27,014	(27,332)	318	—
Investments in guarantor subsidiaries	(5,798)	314	5,484	—
Purchase of property and equipment	—	(12,596)	—	(12,596)
Proceeds on disposal of property and equipment	—	51	—	51
Deferred tenant allowances	—	876	—	876
Deferred leasing costs	—	(40)	—	(40)

Net Cash Provided By (Used In) Investing Activities	21,216	(38,727)	5,802	(11,709)

Financing Activities
Due to company controlled by minority shareholder	$—	$—	$—	$—
Deferred financing costs	—	—	—	—
Repayment of long-term debt	(20,684)	—	—	(20,684)
Capital distributions	(1,335)	5,802	(5,802)	(1,335)

Net Cash Provided By (Used In) Financing Activities	(22,019)	5,802	(5,802)	(22,019)

Foreign currency translation adjustment	(1,700)	—	—	(1,700)

Decrease in Cash and Cash Equivalents	—	(31,342)	—	(31,342)
Cash and Cash Equivalents - Beginning of Period	65	58,144	—	58,209

End of Period	$65	$26,802	$—	$26,867

Dollarama Group L.P. - Groupe Dollarama S.E.C.

Notes to Consolidated Financial Statements

(In Thousands of Canadian Dollars)

(Unaudited)

Condensed Consolidating Statement of Cash Flows For the 3 Months Ended October 31, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Provided (Used) -
Operating Activities
Net earnings (loss)	$6,355	$(13,916)	$13,916	$6,355
Share in loss (earnings) of guarantor subsidiaries	13,916	—	(13,916)	—
Amortization of property and equipment	—	2,114	—	2,114
Amortization of intangibles	—	1,173	—	1,173
Change in fair value of non-hedging derivatives	—	14,006	—	14,006
Amortization of deferred financing costs	—	1,011	—	1,011
Write-off of deferred financing costs	—	6,606	—	6,606
Foreign exchange gain on long-term debt	(12,733)	—	—	(12,733)
Amortization of unfavorable lease rights	—	(837)	—	(837)
Deferred lease inducements	—	899	—	899
Stock-based compensation	—	349	—	349

	7,538	11,405	—	18,943
Changes in non-cash operating elements of working capital	4,171	(7,462)	—	(3,291)

Net Cash Provided by Operating Activities	11,709	3,943	—	15,652

Investing Activities
Due from related parties	(7,609)	4,487	3,122	—
Investments in guarantor subsidiaries	(52)	734	(682)	—
Purchase of property and equipment	—	(6,477)	—	(6,477)
Proceeds on disposal of property and equipment	—	70	—	70
Deferred leasing costs	—	(1,462)	—	(1,462)

Net Cash Provided By (Used In) Investing Activities	$(7,661)	$(2,648)	$2,440	$(7,869)

Financing Activities
Due to company controlled by a minority shareholder	$—	$(2,425)	$—	$(2,425)
Deferred financing costs	—	(7,973)	—	(7,973)
Proceeds from long-term debt	293,533	—	—	293,533
Repayment of long-term debt	(242,227)	—	—	(242,227)
Capital distributions	(54,976)	2,440	(2,440)	(54,976)

Net Cash Used In Financing Activities	(3,670)	(7,958)	(2,440)	(14,068)

Increase (Decrease) in Cash and Cash Equivalents	378	(6,663)	—	(6,285)
Cash and Cash Equivalents - Beginning of Period	32	10,827	—	10,859

End of Period	$410	$4,164	$—	$4,574

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in this report. Any references to “we,” “us” and “our” refer to Dollarama Group L.P. and Dollarama Corporation.

Our functional and reporting currency is the Canadian dollar. Financial data has been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in Canada. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the three and nine month periods ended October 31, 2005 and October 31, 2006. However, certain measures used in this discussion and analysis do not have any standardized meaning under Canadian GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest Canadian GAAP measure. It is unlikely that these measures could be compared to similar measures presented by other companies.

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

Overview

We are the leading operator of dollar discount stores in Canada with our core markets being Ontario and Québec. As of October 31, 2006, we operated 451 Dollarama stores, including 365 stores located in Ontario and Québec. We believe that we have more than 2.5 times the number of stores as our next largest competitor in Canada. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

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

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the sales are made to the customer. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are store expansions and relocations, changes in store traffic, and the average number of items purchased by customers per visit. To increase comparable store sales, we focus on expanding our stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

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

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), and procurement and warehousing costs (including occupancy and labor costs) and store rent and occupancy costs, which are predominantly fixed costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. We have the ability to redesign many of our direct sourced products to mitigate the impact of increasing unit costs.

We have historically reduced our cost of sales by shifting more of our sourcing from low-cost foreign suppliers. For the three and nine month periods ended October 31, 2006, the direct foreign sourcing as a percentage of sales was 56.1% and 52.0% respectively, compared to 56.7% and 54.4% respectively for the three and nine month periods ended October 31, 2005. We purchase merchandise from foreign suppliers in countries such as China, Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we have entered into forward contracts to hedge our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at market, or slightly favorable to market, economic terms due to the increased consumer traffic which our stores usually generate in strip malls and shopping centers. We typically enter into leases with terms of between five and ten years with options to renew for one or more periods of five years each.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the risk of continued increases in fuel costs in fiscal year 2007, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. To date, our product margins have not been adversely impacted by these cost increases, due primarily to favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar against the U.S. dollar during the last three fiscal years. We expect to offset a portion of any future cost increases with improved efficiencies in store and warehousing operations.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of transportation costs from our distribution centers to the stores, store labor and maintenance costs such as repair costs, which are primarily fixed, and salaries and related benefits of corporate team members, administrative office expenses, professional expenses and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our back-office infrastructure to effectively meet reporting and other regulatory requirements applicable to a public reporting company. Administrative and general expenses also include management fees of up to $3.0 million per year plus expenses to be paid pursuant to a management agreement with Bain Capital Partners, LLC.

The Transactions

The Acquisition

On November 18, 2004, Dollarama Capital Corporation, an entity formed by funds managed by Bain Capital Partners, LLC caused our wholly-owned subsidiary, Dollarama L.P., to purchase substantially all of the assets of S. Rossy Inc. and Dollar A.M.A. Inc. relating to the Dollarama business, for a total purchase price of $1,032.5 million. We refer to this acquisition and the related transactions as the Acquisition. The total purchase price consisted of approximately $951.5 million of cash and $81.0 million of equity securities of our parent issued to the sellers. The cash portion of the purchase price and the transaction expenses were financed primarily by (i) a cash investment by funds managed by Bain Capital Partners, LLC in our parent, (ii) the borrowing by us of term loans under a new senior secured credit facility, and (iii) the borrowing by us of senior subordinated loans under a new senior subordinated bridge loan facility. The rollover equity investment made by the sellers, and cash investment made by the funds managed by Bain Capital Partners, LLC in our parent were contributed to us as equity in connection with the asset purchase. Our historical financial data discussed herein for the periods following the Acquisition reflect the application of purchase accounting rules which required us to allocate the total cost of the acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing of the Acquisition.

The Refinancing

On August 12, 2005, Dollarama Group L.P. and Dollarama Corporation issued U.S.$200.0 million aggregate principal amount of 8.875% senior subordinated notes due 2012. The notes bear interest at the rate of 8.875% per year. Interest on the notes is payable on February 15 and August 15 of each year, which began on February 15, 2006. The notes will mature on August 15, 2012.

The gross proceeds from the sale of the senior subordinated notes was U.S.$200.0 million (approximately $224.6 million based on the exchange rate on October 31, 2006). We used the proceeds from the sale of the senior subordinated notes, together with additional term loan B borrowings to (i) repay the outstanding borrowings under our existing senior subordinated loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. We refer to the sales of the senior subordinated notes and the use of proceeds therefrom as the Refinancing.

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

Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the statement of earnings, except for gains or losses on foreign exchange contracts used to hedge anticipated purchases in foreign currencies. Gains and losses on these contracts are accounted for as a separate component of partners’ capital in other comprehensive income. Such gains or losses are recorded in income when the inventories are sold.

Results of Operations

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5%	67.0%	69.1%	67.1%
General administrative and store operating expenses	16.5%	17.1%	17.2%	17.6%
Amortization	1.8%	2.0%	1.9%	1.9%
Amortization of deferred financing costs	0.5%	0.5%	1.3%	0.5%
Write-off of deferred financing costs	3.5%	0.0%	1.3%	0.0%
Interest expense	6.3%	5.5%	6.6%	5.8%
Taxes	0.2%	0.2%	0.2%	0.2%
Net Earnings	3.4%	8.0%	2.0%	7.0%

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Sales

Our sales increased $31.9 million, or 17.1%, from $186.5 million for the three months ended October 31, 2005, to $218.5 million for the three months ended October 31, 2006. This sales growth was driven primarily by (i) the opening of 69 new stores and offset by the temporary closure of 3 stores for the twelve month period ended October 31, 2006 and (ii) by a comparable store sales increase of 1.6% (for the 13 weeks ended October 29, 2006) for stores in operation during the three months ended October 30, 2005. Our total store square footage increased 17.7% from 3.5 million at October 31, 2005 to 4.2 million at October 31, 2006.

Cost of Sales

Cost of sales increased by $22.4 million, or 18.1%, from $124.0 million for the three months ended October 31, 2005 to $146.5 million for the three months ended October 31, 2006. Our margin (sales less cost of sales) decreased from 33.5% for the three months ended October 31, 2005 to 33.0% for the three months ended October 31, 2006 due to increased occupancy and warehouse costs. The cost of sales for the three months ended October 31, 2005 was reduced by $0.8 million and for the three months ended October 31, 2006 by $1.0 million as a result of the amortization of unfavorable lease rights, which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $6.5 million, or 21.2%, to $37.4 million for the three months ended October 31, 2006 from $30.9 million for the three months ended October 31, 2005. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases in Québec, Ontario, New Brunswick, Nova Scotia and Manitoba and new recycling programs introduced in Québec and Ontario. In addition, the increase in expenses was attributable to costs we incurred to upgrade our disclosure controls and procedures and financial reporting processes to meet public company standards, offset by reduced transition reserve expenses relating to the Acquisition. These expenses, consisting primarily of non recurring legal and accounting fees incurred in connection with the Acquisition, were nil for the three months ended October 31, 2006 and $0.2 million for the three months ended October 31, 2005. As a percentage of sales, our general, administrative and store operating expenses increased from 16.5% of sales for the three months ended October 31, 2005 to 17.1% for the three months ended October 31, 2006.

Amortization

Amortization expense increased $1.2 million, from $3.3 million for the three months ended October 31, 2005 to $4.5 million for the three months ended October 31, 2006. This increase was due to the amortization of property and equipment resulting from the new store openings.

Amortization of deferred financing costs

Amortization of deferred financing costs was $1.0 million for both the three months ended October 31, 2005 and October 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Write-off of deferred financing costs

As a result of the issuance of our senior subordinated notes and repayment of the senior subordinated loan that financed the Acquisition, deferred financing costs of $6.6 million were expensed in the three month period ended October 31, 2005.

Interest Expense

Interest expense increased $0.3 million, from $11.7 million for the three months ended October 31, 2005 to $12.0 million for the three months ended October 31, 2006. This was due mainly to higher interest costs on floating rate debt, which was partially offset by lower interest costs on the senior subordinated debt that was refinanced in August 2005.

Income Taxes

Income tax expense decreased from $0.5 million for the three months ended October 31, 2005 to $0.4 million for the three months ended October 31, 2006. Net earnings for the three month periods ended October 31, 2005 and October 31, 2006, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

Net earnings increased $11.1 million, from $6.4 million for the three months ended October 31, 2005, to $17.4 million for the three months ended October 31, 2006.

Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31, 2005

Sales

Our sales increased $94.1 million, or 18.2%, from $517.5 million for the nine months ended October 31, 2005 to $611.6 million for the nine months ended October 31, 2006. This sales growth was driven primarily by the opening of 69 new stores, offset by the temporary closure of three stores in the twelve month period ended October 31, 2006 and by a comparable store sales increase of 3.3% for the 39 weeks ended October 30, 2006.

Cost of Sales

Cost of sales increased by $52.8 million, or 14.7%, from $357.8 million for the nine months ended October 31, 2005, to $410.5 million for the nine months ended October 31, 2006. Our margin (sales less cost of sales) increased from 30.9% for the nine months ended October 31, 2005 to 32.9% for the nine months ended October 31, 2006. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the nine months ended October 31, 2005. The cost of sales for the nine months ended October 31, 2005 was reduced by $2.6 million and for the nine months ended October 31, 2006 by $2.7 million as a result of the amortization of unfavorable lease rights, which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $18.5 million, or 20.8%, from $88.9 million for the nine months ended October 31, 2005, to $107.4 million for the nine months ended October 31, 2006. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases in Québec, Ontario, New Brunswick, Nova Scotia and Manitoba and new recycling programs introduced in Québec and Ontario. In addition, the increase in expenses was attributable to costs we incurred to meet Sarbanes-Oxley requirements, offset by reduced expenses relating to the Acquisition. These expenses, consisting primarily of non recurring legal and accounting fees incurred in connection with the Acquisition were nil for the nine months ended October 31, 2006 and $1.7 million for the nine months ended October 31, 2005. As a percentage of sales, our general, administrative and store operating expenses increased from 17.2% of sales for the nine months ended October 31, 2005, to 17.6% for the nine months ended October 31, 2006.

Amortization

Amortization expense increased $2.2 million, from $9.7 million for the nine months ended October 31, 2005, to $11.9 million for the nine months ended October 31, 2006. This increase was due to the amortization of property and equipment resulting from the new store openings.

Amortization of deferred financing costs

Amortization of deferred financing costs decreased from $6.5 million for the nine months ended October 31, 2005, to $3.1 million for the nine months ended October 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources - Debt and Commitments”, which is amortized over the term of the related debt.

Write-off of deferred financing costs

As a result of the issuance of our new senior subordinated notes and repayment of the senior subordinated loan that financed the Acquisition, deferred financing costs of $6.6 million were expensed in the nine month period ended October 31, 2005.

Interest Expense

Interest expense increased $1.2 million from $34.1 million for the nine months ended October 31, 2005, to $35.3 million for the nine months ended October 31, 2006, due mainly to higher interest costs on floating rate debt, partially offset by lower interest costs on the senior subordinated debt, which was refinanced in August 2005.

Income Taxes

Income tax expense was $1.3 million for both the nine months ended October 31, 2005, and October 31, 2006. Net earnings for the nine month periods ended October 31, 2005, and October 31, 2006, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

As a result of higher sales, better margins and the absence of a $6.6 million write-off of deferred financing costs which existed in the prior year, net earnings increased $32.6 million, from $10.2 million for the nine months ended October 31, 2005 to $42.8 million for the nine months ended October 31, 2006.

Liquidity and Capital Resources

Cash Flows

Our cash position decreased from $30.9 million at January 31, 2006 to $26.9 million at October 31, 2006. The cash flows provided by or used in operating activities, investing activities and financing activities during the three and nine months ended October 31, 2006 and October 31, 2005 are discussed below.

Operating Activities

Cash flows provided by operating activities during the three months ended October 31, 2006 were $4.1 million, compared with cash flows provided by operating activities of $15.7 million for the three months ended October 31, 2005. Cash flows provided by operating activities during the nine months ended October 31, 2006, were $61.2 million, compared with cash flows provided by operating activities of $0.1 million for the nine months ended October 31, 2005. The primary drivers of cash flows from operating activities are profitability before non-cash depreciation and amortization expense and cash used for working capital purposes.

Investing Activities

Cash flows used in investing activities during the three months ended October 31, 2006 were $11.7 million, compared with $7.9 million for the three months ended October 31, 2005. Cash flows used in investing activities during the nine months ended October 31, 2006 were $29.8 million, compared with $16.5 million for the nine months ended October 31, 2005. Investing activities were mainly impacted by the acquisition of property and equipment related to new stores opened and to improve information technology systems and warehouse and distribution capacity in the greater Montreal area. On an ongoing basis, we expect the primary driver of cash flows used in investing activities will be capital expenditures associated with opening new stores.

Financing Activities

Cash flows used in financing activities during the three months ended October 31, 2006, were $22.0 million, compared with $14.1 million used in financing activities for the three months ended October 31, 2005. Cash flows used in financing activities during the nine months ended October 31, 2006 were $32.3 million, compared with $23.6 million used in financing activities for the nine months ended October 31, 2005. The cash used in financing activities during the nine months ended October 31, 2006, was a result of $28.1million of long-term debt repayments (of which $17.0 million consisted of a prepayment), and $4.2 million of capital distributions, while the cash used in financing activities during the nine months ended October 31, 2005 was a result of $58.3 million of capital distributions, net proceeds from long-term debt of $47.0 million (net of repayments), $9.8 million of deferred financing costs and $2.5 million due to company controlled by a minority shareholder.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the Acquisition, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the Acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8 7/8% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $50.5 million based on the exchange rate on October 31, 2006) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

As of October 31, 2006, we and our subsidiaries had approximately $360.1 million of senior secured debt outstanding, consisting of debt outstanding under our senior credit facility, and U.S.$200.0 million ($224.6 million based on exchange rate on October 31, 2006) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes.

Our and our subsidiaries’ ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, together with borrowings available under our senior secured credit facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, including the notes, or cover any shortfall in funding for any unanticipated expenses.

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $88.0 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$242.2 million ($272.1 million based on the exchange rate on October 31, 2006) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, (a) a U.S. base rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate of interest for U.S. dollar loans made in Canada and (ii) the federal funds effective rate (converted to a rate based on a 365 or 366 day period, as the case may be) plus 1.0% per annum or (b) the rate per annum equal to the rate determined by Royal Bank of Canada to be the offered rate that appears on the page of the Telerate screen 3750 that displays an average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars for an interest period chosen by us of one, two, three, or six months (or, if available to all applicable lenders, nine or twelve month periods) and (2) in the case of Canadian dollar denominated loans, a Canadian prime rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate for Canadian dollar loans made in Canada and (ii) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptance for the appropriate interest period as listed on the applicable Reuters Screen CDOR (Certificate of Deposit Offered Rate) page (plus 0.10% for certain lenders) plus 1.0% per annum.

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three months ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. A further 0.25% reduction will take effect upon reaching a lease-adjusted leverage ratio of less than 4.75:1.

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

8.875% Senior Subordinated Notes Due 2012. The 8.875% senior subordinated notes were issued by Dollarama Group L.P. and Dollarama Corporation. Interest on the senior subordinated notes accrues at 8.875% per year and is payable on the senior subordinated notes semi-annually on February 15 and August 15 of each year, beginning February 15, 2006.

Beginning August 15, 2009, the senior subordinated notes may be redeemed, in whole or in part, initially at 104.438% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, at any time on or after August 15, 2011. Prior to August 15, 2009, the senior subordinated notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium. In addition, prior to August 15, 2008, we may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, using proceeds from the sales of certain kinds of capital stock. Following a change of control, we will be required to offer to purchase all of the senior subordinated notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Capital Expenditures

Capital expenditures for the three months ended October 31, 2006 were $12.6 million and $6.5 million for the three months ended October 31, 2005, of which $2.5 million is directly attributable to improving information technology systems and warehouse and distribution capacity in the greater Montreal area. As of June 15, 2006, we moved our distribution center in Montreal to a new rented facility of 292,623 square feet. Capital expenditures for the nine months ended October 31, 2006 were $32.6 million and $15.2 million for the nine months ended October 31, 2005, of which $7.1 million is directly attributable to information technology systems and warehouse and distribution capacity in the greater Montreal area. The increased capital expenditures for the three and nine month periods ended October 31, 2006, were primarily related to new store openings and the aforementioned distribution center and information technology system enhancements. We expect to make additional expenditures over the next quarters to improve our information technology systems, to increase our warehouse capacity and relocate our head office in the greater Montreal area, and to add new warehouse and distribution infrastructure to facilitate our geographic expansion to western Canada.

We plan to open approximately 60 new stores in fiscal year 2007. In fiscal year ended January 31, 2006, the average cost to open a new store was approximately $0.5 million, including $0.3 million for capital expenditures and $0.2 million for inventory.

Off-Balance Sheet Obligations

We have no off-balance sheet obligations.

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

In July 2006, the CICA released Section 1506, “Accounting Changes” which replaces the former Section 1506 and applies to fiscal years beginning on or after January 1, 2007. The new Section allows for voluntary changes of accounting policy only if they result in the financial statements providing reliable and more relevant information. The Section also requires that changes in accounting policies be applied retrospectively unless doing so is impracticable and provides additional disclosures. The adoption of this pronouncement would impact our financial statement to the extent that a change in an accounting policy would be considered beginning in the quarter ended April 30, 2007. No such changes are contemplated at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While principally all of our sales have been in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost foreign suppliers, including suppliers in China, Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States. For the three and nine month periods ended October 31, 2006, this direct sourcing from foreign suppliers accounted for in excess of 50% of our sales. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

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

In addition, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt. As required by the terms of our senior secured credit facility, we have entered into two swap agreements consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans. We record the fair value of the swap agreements as a reduction of “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments “ in our consolidated statement of operations and in “derivative financial instruments” on the balance sheet.

On August 12, 2005, we entered into two additional swap agreements consisting of foreign currency swaps to minimize our exposure to exchange rate fluctuations in respect of our senior subordinated notes. These swap agreements qualify for hedge accounting. The fair value of the swap agreements is deferred in a separate component in our consolidated statement of Partners’ capital and other comprehensive income until the underlying hedged transactions are reporting in our consolidated statement of earnings.

Interest Rate Risk

We use variable-rate debt to finance certain of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $360.1 million in term loans outstanding under our senior secured credit facility based on the exchange rate on October 31, 2006, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. We have entered into a contract maturing on January 31, 2007 that will eliminate our exposure to interest due on the notional amount of $120 million in excess of the Canadian Banker’s Acceptance rate cap of 4.5%.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations. We note, however, that two actions have been instituted against us for alleged copyright infringement pertaining to the sale of certain products. We have denied these claims, and believe these claims are without merit. We further note that actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In one case, filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in another case filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims other than punitive damages. While we intend to vigorously defend the claims asserted against us, we cannot predict the outcome of these claims.

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

Dollarama Group L.P.

By: Dollarama Group GP Inc., its general partner

Dated: December 8, 2006	By:	/s/ LARRY ROSSY
Name: Larry Rossy Title: Chief Executive Officer

Dated: December 8, 2006	By:	/s/ ROBERT COALLIER
Name: Robert Coallier Title: Chief Financial Officer