Form 10-K
period 2007-02-04
Dollarama Group L.P.
filed 2007-05-02
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 4, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

DOLLARAMA GROUP L.P.

PART I

ITEM 1.	BUSINESS

Our Company

We are the leading operator of dollar discount stores in Canada. As of February 4, 2007, we operated 463 Dollarama stores, each offering a broad assortment of quality everyday merchandise sold in individual or multiple units primarily at a fixed price of $1.00. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in various locations, including metropolitan areas, mid-sized cities, and small towns. For the fiscal year ended February 4, 2007, we generated sales of $887.8 million and net earnings of $81.7 million.

We believe that our leadership position in the Canadian dollar store market is attributable to a number of operational advantages that distinguish us from other Canadian dollar store chains. These advantages include the number and concentration of our stores in our key markets, our larger store format, our strong, long-standing supplier network, the volume of goods we source from low-cost foreign vendors, the breadth and quality of our merchandise offerings, and our in-house product development expertise. Our stores provide exceptional value to a broad range of consumers by offering goods for everyday use, including housewares, groceries, toys, health and beauty aids, giftware and greeting cards, pet supplies, crafts, stationery supplies, and other consumer items, as well as a wide variety of seasonal goods. We offer a mix of both private label and nationally branded merchandise that we believe is associated with good value and contributes to a consistent shopping experience designed to generate consumer loyalty.

In 1910, our company was established as a single variety store in Québec. In 1992, Mr. Larry Rossy, our chief executive officer and the grandson of our founder, led our management team to introduce a number of initiatives that dramatically altered our strategic focus. These included adopting the “dollar store” concept and aggressively pursuing our store network expansion strategy in Canada to leverage brand awareness, lower our costs and increase our sales. In addition, we implemented a program to directly purchase and import merchandise from low-cost foreign suppliers to diversify our product offering and further lower our costs. As a result of this strategic shift, our store network has grown at a compound annual growth rate, or CAGR, of approximately 17% over the last 15 years, expanding from 44 stores as of January 31, 1992 to 463 stores as of February 4, 2007, and our sales have grown at a CAGR of approximately 26% over the same period.

Our Stores

Site Selection

We carefully manage our real estate portfolio with the goal of maximizing chain-wide store profitability and maintaining a disciplined, cost-sensitive approach to store site selection. We evaluate potential store locations based on a variety of criteria, including (i) the level of retail activity and traffic patterns, (ii) the presence or absence of competitors, (iii) the population and demographics of the area, and (iv) the total rent and occupancy cost per square foot. Our stores are located primarily in high-traffic areas, where our management believes consumers are likely to do their household shopping, in various locations including metropolitan areas, mid-sized cities, and small towns. Historically, our stores have been located in shopping centers, in strip malls, and in stand-alone locations. We believe that our stores have a relatively small shopping radius, which allows us to concentrate multiple stores in a single market profitably. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

Of our 463 existing store locations as of February 4, 2007, we leased all stores from third parties, except 17 stores leased directly or indirectly from members of the Rossy family. See Item 13 Certain Relationships and Related Transactions. We expect to continue to lease store locations as we expand. Average base rent has remained under $11 per square foot over the past several years. The average length of our leases is 9.8 years, and the average time to their expiration is 5.5 years. As current leases expire, we believe that we will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing suitable leases for new stores. We believe that this leasing strategy enhances our flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions.

Store Size and Condition

The range of our store size allows us to target a particular location with the store size that we believe best suits that market. We operate stores primarily ranging from 7,000 to 11,500 square feet. In the future, we intend to concentrate on opening larger stores, generally ranging from 8,000 to 12,000 square feet. Our average store size has increased over the past eight years from 5,272 square feet in fiscal year 1998 to 9,400 square feet as of February 4, 2007, with new stores opened in the fiscal year ended February 4, 2007 averaging approximately 10,000 square feet.

More than two thirds of our stores have been newly opened, completely renovated or relocated in the last six years. We have spent an average of approximately $2.6 million on store renovations and relocations (including expansions) in each of the past three years. We believe that the current store network is in good condition and does not require material maintenance capital expenditures.

Our Merchandise

Merchandise Mix

We are constantly adjusting our merchandise mix to increase profitability. As a result of the increase in the average size of our stores, we have been able to expand both the number of merchandise categories we offer and the number of products offered in each category. A typical store stocks approximately 5,000 SKUs, a significant increase from just five years ago. We analyze our products in inventory on a monthly basis for sales and profitability. Based on the results, we adjust our merchandise mix with a goal of optimizing profitability. Slower selling items are discontinued and quickly replaced.

We make our merchandise decisions based on our goal of offering the best value to our customers. Our stores offer a varied merchandise mix consisting of both consumables and semi-durables, which are sold primarily in individual or multiple units at a fixed price of $1.00. Despite the low price point, we have been successful at driving increases in average transaction size by modifying our merchandise mix based on consumer preferences and through the use of store layout and displays to encourage impulse purchases. The average customer transaction size at our stores increased approximately 21% from $5.33 in fiscal year 2001 to $6.43 in fiscal year 2007, which we believe is a result of our differentiated store format.

The actual selection of items offered in our stores at any one time varies. We have a core selection of consumable and semi-durable products such as household chemicals, paper and plastics, candy and food, and health and beauty care products that we target to have in stock at our stores continuously. Our larger stores carry a greater variety and quantity of consumable and semi-durable products than our smaller stores, particularly food, household chemicals, and health and beauty care products. In addition, we sell seasonal and impulse items and selected close-out merchandise to add variety and freshness to our core products and create an exciting shopping experience. Examples of seasonal goods include Easter gifts, summer toys, and Halloween and Christmas decorations. Our inventory includes both private label and nationally branded merchandise that we believe is good value and contributes to a consistent shopping experience designed to generate customer loyalty. We believe that despite the large selection of products bearing private label in our stores, there is still room to increase private label penetration.

Although our merchandise mix focuses on quality unbranded products, we offer a small number of close-out branded products to complement our selection, primarily in the candy and grocery category and health and beauty categories. Consistent with the focus of continuity of our product offering, both in national brands and house brands, close-out merchandise typically represent less than 1% of our sales. We believe that the consistency of our merchandise differentiates us from our U.S. counterparts.

Merchandise Sourcing

We purchase most of our merchandise through our centralized merchandising department. We purchase merchandise from wholesalers, manufacturers’ representatives, importers, barter companies, auctions, professional finders, and other retailers. Our strategy is to source merchandise directly from the lowest cost suppliers that meet our standards for quality. Our sourcing strategy balances imported merchandise and domestic products, which accounted for approximately 60% and 40%, respectively, of our total volume in fiscal year 2007. Typically, products purchased from Canadian manufacturers are consumables that fall into the categories of cleaning supplies, groceries, confections, and greeting cards. We have been steadily increasing our purchases from foreign suppliers in recent years, including goods sourced directly from China, Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States.

We believe that we are a leader in international sourcing for dollar store retail merchandise. We began developing relationships with overseas suppliers in 1993 and sourced more than 50% of our merchandise as a percentage of sales via our import operation directly from our global supplier base in fiscal year 2007. Through these relationships, we also develop the product design, packaging, and labeling concepts for our house brand and work in concert with the supplier partner selected to produce each item to ensure that the final product quality, design and packaging meet our exacting standards.

Our supply base is well diversified, with no single supplier accounting for more than 7% of our total purchases in fiscal year 2007. During fiscal year 2007, we purchased approximately 20% of our merchandise from our top five suppliers, 30% of our merchandise from our top ten suppliers and approximately 50% of our merchandise from our top 25 suppliers. We buy products on an order-by-order basis and have very few long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. However, we have strong and long-standing relationships with our suppliers, including relationships with seven of our top ten suppliers for more than ten years and all of our top ten suppliers for more than seven years. The strength and duration of these relationships as well as our large purchasing volumes have enabled us to exert significant influence over merchandise price and quality. We also have the ability to source products from multiple alternative sources, in the event we ever need to do so.

Marketing

We have been able to generate rapid growth without significant expenditures on marketing and promotions. We believe that this is primarily due to our strong brand name and success at selecting locations with high traffic and ease of accessibility. Although we experience immaterial retail markdowns of inventory due to both the nature of our inventory and our business model, in light of the $1.00 price point on all merchandise, there are generally no sales or markdowns to advertise.

Advertising is employed almost exclusively for new store openings. We promote new store openings using a selection of media, which may include radio, local newspapers, circulars, and television. The new store advertising campaign may last from one to two weeks, depending on the store location.

Employees

As of February 4, 2007, we had approximately 8,500 retail employees, including full-time, part-time, and temporary employees. We also employed 160 head office employees. In addition, we hire seasonal employees during busy seasons such as Christmas and Easter. None of our employees is a party to a collective bargaining agreement or represented by a labor union.

Intellectual Property

We rely on trademark laws to protect certain aspects of our business. We rely on a combination of registered and unregistered trademark rights to protect our position as a branded company with strong name recognition. We use the registered trademark Dollarama®.

Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our brands.

ITEM 1A.	RISK FACTORS

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are highly leveraged. As of February 4, 2007, we had total net debt (long-term debt less cash and cash equivalents and the fair value of our foreign currency and interest rate swap agreements) of $576.3 million. Our high degree of leverage could have important consequences, including the following: a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and other financial obligations and will not be available for other purposes, including funding our operations, capital expenditures for projects such as a new warehousing or distribution center, new store openings, and future business opportunities; the debt service requirements of our other indebtedness and lease expense could make it more difficult for us to make payments on our debt; our ability to obtain additional financing for working capital and general corporate or other purposes may be limited; certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates; our debt level may limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general, placing us at a competitive disadvantage compared to our competitors that have less debt; and our leverage may make us vulnerable to a downturn in general economic conditions and adverse industry conditions.

As a fixed price retailer, we are particularly vulnerable to future increases in operating and merchandise costs.

Our ability to provide quality merchandise at the $1.00 price point is subject to a number of factors that are beyond our control, including foreign exchange rate fluctuations, increases in rent and occupancy costs, inflation and increases in labor and fuel costs, all of which may reduce our profitability and have an adverse impact on our cash flows. As a fixed price retailer, we generally do not pass on cost increases to our customers by increasing the price of our merchandise. Instead, we attempt to offset a cost increase in one area of our operations by finding cost savings or operating efficiencies in another.

Foreign exchange rate fluctuations, in particular, have a material impact on our operating and merchandise costs. This is because while most of our sales are in Canadian dollars, we have been increasing our purchases of merchandise from low-cost foreign suppliers, principally in China, but also in Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey and the United States. In fiscal year 2007, this direct sourcing from foreign suppliers accounted for more than 50% of our purchases. Our results of operations are particularly sensitive to the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar because we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. For example, if the Chinese renminbi were to appreciate against the U.S. dollar, our cost of merchandise purchased in China would increase, which would have a negative impact on our margins, profitability and cash flows. If the U.S. dollar appreciates against the Canadian dollar at the same time, the negative impact would be further exacerbated.

Labor shortages in the trucking industry and fuel cost increases or surcharges could also increase our transportation costs. In addition, inflation and adverse economic developments in Canada, where we both buy and sell merchandise, and in China and other parts of Asia, where we buy a large portion of our imported merchandise, can have a negative impact on our margins, profitability and cash flows. If we are unable to predict and respond promptly to these or other similar events that may increase our operating and merchandise costs, our results of operations and cash flows will be adversely affected.

We may not be able to refresh our merchandise as often as we have done so in the past.

We adjust our merchandise mix periodically based on the results of internal analysis as slow-selling items are discontinued and quickly replaced. Our success, therefore, depends in large part upon our ability to continually find and purchase quality merchandise at attractive prices in order to replace underperforming goods. We have very few continuing or long-term contracts for the purchase or development of merchandise and must continually seek out buying opportunities from both our existing suppliers and new sources, for which we compete with other discount, convenience and variety merchandisers. Although we believe that we have strong and long-standing relationships with our suppliers, we may not be successful in maintaining a continuing and increasing supply of quality merchandise at attractive prices. If we cannot find or purchase the necessary amount of competitively priced merchandise to replace goods that are outdated or unprofitable, our results of operations and cash flows will be adversely affected.

An increase in the cost or a disruption in the flow of our imported goods may significantly decrease our sales and profits and have an adverse impact on our cash flows.

One of our key business strategies is to source quality merchandise directly from the lowest cost supplier. As a result, we rely heavily on imported goods, principally from China but also from Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey and the United States. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Merchandise imported directly from overseas manufacturers and agents accounted for more than 50% of our total purchases fiscal year 2007. We expect direct imports to continue to account for approximately 45% to 55% of our total purchases. Our reliance on imported merchandise subjects us to a number of risks, including (a) disruptions in the flow of imported goods due to factors such as raw material shortages, work stoppages, strikes, and political unrest in foreign countries; (b) problems with oceanic shipping, including shipping container shortages; (c) economic crises and international disputes, such as China’s claims to sovereignty over Taiwan; (d) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of Canada to maintain normal trade relations with China; (e) import duties, import quotas, and other trade sanctions; and (f) increases in shipping rates imposed by the trans-Pacific shipping cartel. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our sales and profits and have an adverse impact on our cash flows.

We are dependent upon the smooth functioning of our distribution network and upon the capacity of our distribution centers.

We must constantly replenish depleted inventory through deliveries of merchandise to our distribution centers, and from our distribution centers to our stores by various means of transportation, including shipments by sea, train and truck on the roads and highways of Canada. Long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect our business. In addition, a fire, flood, or other natural disaster that affects any of our warehousing or distribution centers and results in significant lost inventory or delays in delivery of inventory to stores would have a significant effect on our financial results.

Moreover, we anticipate that we will need additional warehouse and distribution center capacity in the coming years. Our rapid historical and anticipated future growth places significant pressure on this critical function. We estimate that our recently opened distribution center allows us to serve approximately 600 stores. If we are unable to locate sites for the new warehouses and distribution centers or achieve functionality of the new distribution centers on a timely basis, we may not be able to successfully execute our growth strategy.

Construction and expansion projects relating to our warehouses and distribution centers entail risks which could cause delays and cost overruns, such as shortages of materials; shortages of skilled labor; work stoppages; unforeseen construction scheduling, engineering, environmental, or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. Therefore, the completion dates and anticipated costs of these projects may differ significantly from our initial expectations. We cannot guarantee that any project will be completed on time or within established budgets.

Our financial performance is sensitive to changes in overall economic conditions that may impact consumer spending.

A general slowdown in the Canadian economy may adversely affect the spending of our customers, which would likely result in lower sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, would also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products.

Our sales may be affected by seasonal fluctuations.

Historically, our highest sales results have occurred during the fourth quarter, which includes the holiday selling season. During fiscal year 2007, approximately 31.1% of our sales were generated in the fourth quarter. Accordingly, any adverse trend in sales for the fourth quarter could have a material adverse effect upon our stores’ profitability and adversely effect our results of operations for the entire year.

Competition in the retail industry could limit our growth opportunities and reduce our profitability.

We compete in the discount retail merchandise business, which is highly competitive, and we expect competition to increase in the future. This competitive environment subjects us to the risk of reduced profitability resulting from reduced margins required to maintain our competitive position. Our competitors include variety and discount stores such as Buck or Two, Dollar Giant, Dollar Store With More, Everything For a Dollar, and Great Canadian Dollar Store, mass merchandisers such as Wal-Mart, and, to a lesser extent, other fixed price retailers operating in Canada. In addition, we expect that our expansion plans, as well as the expansion plans of other fixed price retailers, will increasingly bring us into direct competition with them. Competition may also increase because there are no significant economic barriers to other companies becoming fixed price retailers or to U.S. fixed price retailers such as Dollar General, Dollar Tree and Family Dollar entering the Canadian market. Some of our competitors in the retail industry are much larger and have substantially greater resources than we do, and we remain vulnerable to the marketing power and high level of consumer recognition of major mass merchandisers such as Wal-Mart, and to the risk that these mass merchandisers or others could venture into the “dollar store” industry in a significant way.

Our business is dependent on our ability to obtain competitive pricing and other terms from our suppliers and the timely receipt of inventory.

We believe that we have generally good relations with our suppliers and that we are generally able to obtain competitive pricing and other terms from suppliers. However, we buy products on an order-by-order basis and have very few long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. If we fail to maintain good relations with our suppliers, or if our suppliers’ product costs are increased as a result of prolonged or repeated increases in the prices of certain raw materials, we may not be able to obtain attractive pricing, in which case our profit margins may be reduced and our results of operations may be adversely affected. In addition, if we are unable to receive merchandise from our suppliers on a timely basis because of interruptions in production or other reasons that are beyond our control, our business may be adversely affected.

We may be unable to renew our store leases or find other locations or leases on favorable terms.

As of February 4, 2007, we leased all our stores from unaffiliated third parties, except 17 of our stores leased directly or indirectly from members of the Rossy family. Approximately 9%, 12% and 8% of our store leases with third party lessors will expire in fiscal year 2008, fiscal year 2009, and fiscal year 2010, respectively. Unless the terms of our leases are extended, the properties, together with any improvements that we have made, will revert to the property owners upon expiration of the lease terms. As the terms of our leases expire, we may not be able to renew these leases or find alternative store locations that meet our needs on favorable terms or at all. If we are unable to renew a significant number of our expiring leases or to promptly find alternative store locations that meet our needs, our profitability and cash flows may be materially adversely affected.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory, and store communications systems. The company has undertaken the implementation of a new enterprise-wide system solution (ERP) encompassing finance, distribution and supply chain., We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze, and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing this software platform in our business operations, or difficulties in operating our business under this software platform could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which would have an adverse effect on our business. In the event we experience significant disruptions as a result of the current implementation in our information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

In addition, costs and potential problems and interruptions associated with the implementation of the new systems could be significant.

We may not be able to successfully execute our growth strategy, particularly outside of our core markets of Ontario and Québec, or to achieve the anticipated growth in sales and operating income when we open new stores.

We have experienced substantial growth during the past several years, opening an average of 35 stores per year since fiscal year 2000, and we plan to continue to open new stores at a faster rate in the near future. Our ability to successfully execute our growth strategy will depend largely on our ability to successfully open and operate new stores, particularly outside of our traditional core markets of Ontario and Québec, which, in turn, will depend on a number of factors, including whether we can:

•	supply an increasing number of stores with the proper mix and volume of merchandise;

•	successfully add and operate larger stores, with which we have less experience;

•	hire, train, and retain an increasing number of qualified employees at affordable rates of compensation;

•	locate, lease, build out, and open stores in suitable locations on a timely basis and on favorable economic terms;

•	expand into new geographic markets, where we have limited or no presence;

•	expand within our traditional core markets of Ontario and Québec, where new stores may draw sales away from our existing stores;

•	successfully compete against local competitors; and

•	build, expand and upgrade warehousing and distribution centers and internal store support systems in an efficient, timely and economical manner.

Many of these factors are beyond our control, and any failure by us to achieve these goals could adversely affect our ability to achieve the anticipated growth in sales and operating income. In addition, assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. Comparable store sales are negatively affected when stores are opened or expanded near existing stores. If our new stores on average fail to achieve results comparable to our existing stores, our planned expansion could produce a decrease in our overall sales per square foot and store-level operating margins.

We are subject to environmental regulations, and compliance with such regulations could require us to make expenditures.

Under various federal, provincial, and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of investigating, removing and monitoring any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault.

Certain of the facilities that we occupy have been in operation for many years and, over such time, we and the prior owners or occupants of such properties may have generated and disposed of materials which are or may be considered hazardous. Accordingly, it is possible that additional environmental liabilities may arise in the future as a result of any generation and disposal of such hazardous materials. Although we have not been notified of, and are not aware of, any current environmental liability, claim, or non-compliance, we could incur costs in the future related to our owned or leased properties in order to comply with, or address any violations under, environmental laws and regulations.

In the ordinary course of our business, we sometimes use, store, handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the use, storage, handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

We cannot predict the environmental laws or regulations that may be enacted in the future or how existing or future laws and regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretations of existing laws and regulations, may require additional expenditures by us which could vary substantially from those currently anticipated.

If we lose the services of our senior executives who possess specialized market knowledge and technical skills, it could reduce our ability to compete, to manage our operations effectively, or to develop new products and services.

Many of our senior executives have extensive experience in our industry and with our business, products, and customers. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy. The loss of the technical knowledge and management expertise of any of these key personnel could result in delays in new store openings, loss of customers and sales, and diversion of management resources, which could materially and adversely affect our operating results.

Fluctuations in the value of the Canadian dollar in relation to U.S. dollar may impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt and over 50% of our purchases are in U.S. dollars while the majority of our sales, and operating expenses are in Canadian dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would increase the cash needed to service our U.S. dollar- denominated debt. In addition, for the purposes of financial reporting, any change in the value of the Canadian dollar against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated debt into Canadian dollars under generally accepted accounting principles (“GAAP”). Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

We are controlled by funds managed by Bain Capital Partners, LLC, and their interest as equity holders may conflict with the interests of our creditors.

We are controlled by funds managed by Bain Capital Partners, LLC, which have the ability to control our policies and operations. The interests of funds managed by Bain Capital Partners, LLC may not in all cases be aligned with interests of our creditors. In addition, Bain Capital Partners, LLC may have an interest in pursuing acquisitions, divestitures and other transactions that, in the judgment of its management, could enhance its equity investment, even though such transactions might involve risks to our creditors.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we protect our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, our intellectual property rights may not have the value that we believe they have. If we are unsuccessful in protecting our intellectual property rights, or if another party prevails in litigation against us relating to our intellectual property rights, we may incur significant costs and may be required to change certain aspects of our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Stores

As of February 4, 2007, we operated 463 stores in ten Canadian provinces as detailed below:

Alberta	19	Nova Scotia	21
British Columbia	3	Ontario	177
Manitoba	12	Prince Edward Island	3
New Brunswick	26	Québec	195
Newfoundland and Labrador	1	Saskatchewan	6

We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a base lease term of generally ten years, with options to extend. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Warehousing and Distribution

Our warehousing and distribution facilities consist of three warehouses and a distribution center all four of which are indirectly owned by certain members of the Rossy family. The four sites are subject to long-term lease agreements. See Item 13 Certain Relationships and Related Transactions .The table below describes our warehousing and distribution facilities.

Location	Size	Lease Expiration

Dorval, Québec	269,950 square feet	November 30, 2019

Lachine, Québec	356,675 square feet	November 30, 2019

Montreal, Québec	239,180 square feet	November 30, 2019

Town of Mount Royal, Québec	292,623 square feet	May 31, 2021

The three warehouses are primarily used for foreign goods inventory, while most domestic goods are delivered directly to the distribution center (excluding products delivered directly to the stores). We warehouse approximately 57% of our merchandise in our three warehouses and distribute approximately 87% of our merchandise through the distribution center. The merchandise is then transported to our stores by outside contractors. The remaining 13% of our merchandise is shipped by the suppliers directly to the stores. Examples of items shipped directly to stores by our suppliers include greeting cards and food. Of the suppliers that ship direct, a limited number (such as soft drinks and greeting card suppliers) also work together with the store manager to manage inventory for the store.

As a result of our rapid past growth, our warehouses currently have little excess capacity. We expect to increase our warehouse capacity and relocate our head office in the greater Montreal area and eventually add new warehouse and distribution infrastructure to facilitate our geographic expansion to Western Canada.

ITEM 3.	LEGAL PROCEEDINGS

Outstanding legal proceedings against us include two actions which have been instituted against us for alleged trade-mark infringement pertaining to the sale of certain products. In one case (Just Born Inc. v. Dollarama L.P., Dollarama Group L.P., Dollarama Holdings L.P. and Dollarama Group Holdings L.P.) filed on March 12, 2007 in Federal Court of Canada, an unspecified amount, including $100,000 in punitive damages, is being claimed. In the other, Framecraft Ltd has asked that Dollarama L.P. cease selling Framecraft products. We have denied the claims in these two actions, and believe that they are without merit. We further note that two other actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In the first case (Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims, other than punitive damages (in the Pellegrino case, plaintiffs have indicated that they will amend their claim to seek a further $2.0 million dollars in punitive damages). While we intend to vigorously defend the claims asserted against us, we cannot predict their outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 6.	SELECTED FINANCIAL DATA

The following section presents selected historical combined and consolidated financial and operating data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this report. The selected historical financial data for the period from February 1, 2004 to November 17, 2004 are derived from the audited combined financial statements of our predecessor, which are included elsewhere in this report. The selected historical financial data for the years ended January 31, 2003 and January 31, 2004 are derived from the audited combined financial statements of our predecessor, which are not included in this report. The historical consolidated financial data for the period from November 18, 2004 to January 31, 2005, for the fiscal year ended January 31, 2006 and for the fiscal year ended February 4, 2007 are derived from our audited consolidated financial statements, which are included elsewhere in this report.

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

The Refinancing

On August 12, 2005, we issued U.S.$200.0 million aggregate principal amount of 8.875% senior subordinated notes due 2012. The notes bear interest at the rate of 8.875% per year. Interest on the notes is payable on February 15 and August 15 of each year with the first payment having been made on February 15, 2006. The notes will mature on August 15, 2012.

The gross proceeds from the sale of the senior subordinated notes was U.S.$200.0 million (approximately $237.1 million based on the exchange rate on February 4, 2007). We used the proceeds from the sale of the senior subordinated notes, together with additional term loan B borrowings of U.S. $45.0 million (approximately $53.3 million based on the exchange rate on February 4, 2007) to (i) repay the outstanding borrowings under our existing senior subordinated loan facility, (ii) make a cash distribution to our parent, and (iii) pay related fees and expenses. We refer to the sales of the senior subordinated notes and the use of proceeds therefrom as the Refinancing.

We completed the Acquisition as of November 18, 2004. The selected historical financial data presented in the following table for the periods prior to November 18, 2004 represent the combined operations of our predecessor, S. Rossy Inc. and Dollar A.M.A. Inc., prior to the completion of the Acquisition. Our historical financial data presented herein for the periods following the Acquisition reflect the application of purchase accounting rules which required us to allocate the total cost of the Acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing of the Acquisition. As a result, our predecessor’s combined financial statements and our consolidated financial statements are not comparable.

Our predecessor’s combined financial statements and our consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), which differs in certain significant respects from U.S. GAAP. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the period from November 18, 2004 to January 31, 2005, the fiscal year ended January 31, 2006, and the fiscal year ended February 4, 2007.

Exchange Rate Data

The following table sets forth, for each period indicated, the low and high exchange rates for $1.00 expressed in U.S. dollars, the exchange rate at the end of each period and the average of these exchange rates on the last day of each month within each period, in each case, based upon the noon buying rate in New York City for cable transfers in foreign currencies for customs purposes by the U.S. Federal Reserve Bank of New York. These rates are presented for informational purposes and are not the same as the rates that are used for purposes of translating U.S. dollars into Canadian dollars in the financial statements included in this prospectus.

	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1 ,2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
Low	0.62066	0.65295	0.71582	0.80502	0.78722	0.84474
High	0.66190	0.78802	0.83900	0.84926	0.87443	0.91000
Period end	0.65419	0.75386	0.83857	0.80671	0.87443	0.84474
Average rate	0.63895	0.72615	0.76075	0.82229	0.82975	0.88023

Select Historical Combined and Consolidated Financial and Operating Data

	Predecessor						Successor(1)
	Year Ended January 31, 2003		Year Ended January 31, 2004		February 1, 2004 to November 17, 2004		November 18, 2004 to January 31, 2005	Year Ended January 31, 2006		Year Ended February 4, 2007
	(dollars in thousands)
Statements of Earnings Data:
Sales	$508,196		$584,603		$478,337		$155,309	$743,278		$887,786
Cost of sales	354,945		404,782		325,570		137,496	506,838		585,013

Gross profit	153,251		179,821		152,767		17,813	236,440		302,773

Expenses:
General, administrative and store operating expenses	82,758		96,511		82,408		24,727	125,347		154,457
Amortization(2)	8,839		9,280		7,257		2,612	13,222		16,984

Total expenses	91,597		105,791		89,665		27,339	138,569		171,441

Operating income/(loss)(3)	61,654		74,030		63,102		(9,526)	97,871		131,332
Other (income)/expense:
Amortization of deferred financing costs	—		—		—		2,219	7,527		4,076
Write-off of deferred financing costs	—		—		—		—	6,606		—
Interest expense	3,893		5,404		3,927		8,856	45,547		47,192
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	—		—		7,198		2,078	1,508		(1,972)

Earnings/(loss) before income taxes	57,761		68,626		51,977		(22,679)	36,683		82,036
Income taxes	21,320		23,807		18,132		527	1,677		358

Net earnings (loss)	$36,441		$44,819		$33,845		$(23,206)	$35,006		$81,678

Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$25,244		$42,801		$13,308		$26,987	46,408		$94,499
Investing activities	(20,159)		(11,898)		(7,371)		(926,534)	(36,006)		(42,517)
Financing activities	(5,926)		(20,382)		24,844		944,132	(24,104)		(35,170)

Other Financial Data:
Adjusted EBITDA(4)	$77,955		$91,960		$78,662		$31,084	$126,254		$151,909
Capital expenditures	$16,729		$12,134		$7,371		$2,984	$23,946		$42,695
Rent expense(5)	$25,347		$28,590		$23,807		$7,293	$37,706		$47,245
Gross margin(6)	30.2%		30.8%		31.9%		11.5%	31.8%		34.1%
Number of stores (at end of period)	307		331		344		349	398		463
Comparable store sales growth(7)	5.3%		3.0%		2.1%		2.4%	6.1%		2.8%
Ratio of earnings to fixed charges(8)	5.8	x	5.7	x	5.4	x	—	1.5	x	2.2	x

Successor(1)
As of February 4, 2007
Balance Sheet Data:
Cash and cash equivalents	$47,695
Merchandise inventories	166,017
Property and equipment	84,665
Total assets	1,169,174
Long-term debt(9)	611,550
Partners' capital	491,284

(1)	Immediately prior to the Acquisition, our predecessor acquired the assets of Aris Import Inc., the major importer and distributor used by our predecessor for imports from foreign sources. As a result, the financial data of the successor presented herein include the results of Aris Import Inc.
(2)	Amortization represents amortization of tangible and amortizable intangible assets, including amortization of favorable lease rights.
(3)	The operating loss in the period from November 18, 2004 to January 31, 2005 was primarily due to $37,042 of amortization of the step-up in fair value of the merchandise inventory as a result of the application of purchase accounting following the Acquisition.
(4)	EBITDA represents net income (loss) before net interest expense, income taxes, and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. We have included EBITDA and Adjusted EBITDA to provide investors with a supplemental measure of our operating performance and information about the calculation of some of the financial covenants that are contained in our senior secured credit facility.

We believe EBITDA is an important supplemental measure of operating performance because it eliminates items that have less bearing on our operating performance and thus highlights trends in our core business that may not otherwise be apparent when relying solely on Canadian GAAP financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA in the evaluation of issuers, many of which present EBITDA when reporting their results. Adjusted EBITDA is a material component of the covenants imposed on us by our senior secured credit facility. Under our senior secured credit facility, we are subject to financial covenant ratios that are calculated by reference to Adjusted EBITDA.

Non-compliance with the financial covenants contained in our senior secured credit facility could result in a default, an acceleration in the repayment of amounts outstanding under our senior secured credit facility, and a termination of the lending commitments under our senior secured credit facility. Any acceleration in the repayment of amounts outstanding under our senior secured credit facility would result in a default under the indenture governing the notes. While an event of default under our senior secured credit facility or the indenture governing the notes is continuing, we would be precluded from, among other things, paying dividends on our capital stock or borrowing under the revolving credit facility. Our management also uses EBITDA and Adjusted EBITDA in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets and assess our ability to meet our future debt service, capital expenditure and working capital requirements and our ability to pay dividends on our capital stock.

EBITDA and Adjusted EBITDA are not presentations made in accordance with Canadian GAAP. As discussed above, we believe that the presentation of EBITDA and Adjusted EBITDA in this prospectus is appropriate. However, EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under Canadian GAAP. For example, neither EBITDA nor Adjusted EBITDA reflect (a) our cash expenditures, or future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (d) tax payments or distributions to our parent to make payments with respect to taxes attributable to us that represent a reduction in cash available to us. Because of these limitations, we primarily rely on our results as reported in accordance with Canadian GAAP and use EBITDA and Adjusted EBITDA only supplementally.

In addition, because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented in this prospectus is not, comparable to similarly titled measures reported by other companies.

A reconciliation of net earnings (loss) to EBITDA and to Adjusted EBITDA is included below:

	Predecessor			Successor(1)
	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1, 2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
	(dollars in thousands)
Net earnings (loss)	$36,441	$44,819	$33,845	$(23,206)	$35,006	$81,678
Income taxes	21,320	23,807	18,132	527	1,677	358
Interest expense	3,893	5,404	3,927	8,856	45,547	47,192
Amortization of deferred financing costs	—	—	—	2,219	7,527	4,076
Amortization of fixed tangible and intangible assets	8,839	9,280	7,257	2,612	13,222	16,984

EBITDA	70,493	83,310	63,161	(8,992)	102,979	150,288
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	—	—	7,198	2,078	1,508	(1,972)
Write-off of deferred financing costs	—	—	—	—	6,606	—
Management fees(a)	6,220	6,220	4,957	298	3,554	3,194
Seller compensation(b)	(489)	47	152	—	—	—
Professional fees(c)	311	939	3,214	—	—	—
Non-cash straight line rent expense(d)	1,077	1,125	—	431	2,427	3,318
Non-cash stock compensation expense(e)	—	—	—	202	598	537
Amortization of unfavorable lease rights(f)	—	—	—	(752)	(3,440)	(3,456)
Transition reserve expenses(g)	—	—	—	777	2,285	—
Amortization of inventory step-up(h)	—	—	—	37,042	9,737	—
Bi-Way pre-opening expenses(i)	877	—	—	—	—	—
Warehouse relocation expenses(j)	—	650	228	—	—	—
Other(k)	(534)	(331)	(248)	—	—	—

Adjusted EBITDA	$77,955	$91,960	$78,662	$31,084	$126,254	$151,909

(a)	Reflects the elimination of historical management fees paid to the sellers in the predecessor periods and the management fees paid to an affiliate of Bain Capital Partners, LLC in the successor periods under our new management agreement.

(b)	Reflects a normalization of historical salaries and benefits paid to the sellers to align historical expenses with compensation paid to seller management following the Acquisition. The predecessor periods have been adjusted to reflect the current compensation levels.
(c)	Reflects the elimination of professional fees, primarily legal, accounting and advisory fees incurred by the sellers in connection with the Acquisition and subsequent refinancing described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which have not been capitalized in purchase accounting.
(d)	Represents the elimination of non-cash straight-line rent expense.
(e)	Represents the elimination of non-cash stock-based compensation expense.
(f)	Represents amortization of unfavorable lease rights, which has been recorded as a reduction of rent expense in the statements of earnings.
(g)	Represents the elimination of certain transition-related expenses incurred in connection with the Acquisition which have not been capitalized in purchase accounting or as debt issuance costs, primarily relating to non-recurring legal and accounting fees.
(h)	Represents the elimination of incremental cost of sales from November 18, 2004 to October 31, 2005 resulting from amortization of the step-up in fair value of the merchandise inventory balance following the application of purchase accounting to the Acquisition.
(i)	Represents the elimination of lease and other pre-opening expenses relating to 65 former Bi-Way store leases acquired out of bankruptcy by our predecessor in fiscal year 2001. We normally do not make rental payments in advance of a store opening.
(j)	Represents various expenses incurred in connection with the relocation to our existing warehouse facility in September 2004, including elimination of rent expense for temporary warehouse facilities, transportation costs and dismantling and re-installation expenses.
(k)	Represents certain other income and expenses of a non-recurring and/or non-cash nature incurred in the predecessor periods, which are not expected to occur following the Acquisition, including sublease rent income.

A reconciliation of Adjusted EBITDA to cash flows from operating activities is included below:

	Predecessor			Successor(1)
	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1, 2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
	(dollars in thousands)
Adjusted EBITDA	$77,955	$91,960	$78,662	$31,084	$126,254	$151,909
Cash income taxes	(22,088)	(24,369)	(20,209)	(527)	(1,677)	(358)
Interest expense	(3,893)	(5,404)	(3,927)	(8,856)	(45,547)	(47,192)
Cash foreign exchange gain (loss) on derivative financial instruments and long-term debt(a)	—	—	—	(7,501)	(443)	6,089
Non-cash straight line rent expense(b)	(1,077)	(1,125)	—	—	—	—
Loss (gain) on disposal of property and equipment	14	25	5	8	(4)	45
Amortization of deferred tenant allowances and leasing costs	—	—	—	—	(220)	(429)
Deferred tenant allowances and leasing costs	—	—	—	—	2,685	3,574
Management fees(c)	(6,220)	(6,220)	(4,957)	(298)	(3,554)	(3,194)
Seller compensation(c)	489	(47)	(152)	—	—	—
Professional fees(c)	(311)	(939)	(3,214)	—	—	—
Transition reserve expenses(c)	—	—	—	(777)	(2,285)	—
Amortization of inventory step-up(c)	—	—	—	(37,042)	(9,737)	—
Bi-Way pre-opening expenses(c)	(877)	—	—	—	—	—
Warehouse relocation expenses(c)	—	(650)	(228)	—	—	—
Other(c)	534	331	248	—	—	—

	44,526	53,562	46,228	(23,909)	65,472	110,444
Changes in non-cash operating elements of working capital	(19,282)	(10,761)	(32,920)	50,896	(19,064)	(15,945)

Net cash provided by operating activities	$25,244	$42,801	$13,308	$26,987	$46,408	$94,499

(a)	Represents the cash gain (loss) portion of the foreign exchange loss (gain) on long-term debt and change in fair value of derivative financial instruments.

(b)	Predecessor financial statements were not including straight line rent expense as part of the cash provided by operating activities.
(c)	Represents adjustments made in order to calculate Adjusted EBITDA. See footnotes to the prior reconciliation table in this note (4).
(5)	Rent expense represents (i) basic rent expense on a straight-line basis and (ii) contingent rent expense, net of (a) amortization of inducements received from landlords and (b) amortization of unfavorable lease rights.
(6)	Gross margin represents gross profit as a percentage of sales.
(7)	Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed.
(8)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents the sum of earnings before income taxes, fixed charges and amortization of capitalized interest, less capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of deferred financing costs, write-off of deferred financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the period from November 18, 2004 to January 31, 2005, our earnings were insufficient to cover our fixed charges by $22.7 million.

The calculation of the ratio of earnings to fixed charges is included below:

	Predecessor			Successor(1)
	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1, 2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
	(dollars in thousands)
Earnings:
Earnings before income taxes	$57,761	$68,626	$51,977	$(22,679)	$36,683	$82,036
Plus:
Fixed charges	12,018	14,680	11,685	13,434	71,903	66,521
Amortization of capitalized interest	—	—	—	—	—	—
Less: interest capitalized during period	—	—	—	—	—	—

	$69,779	$83,306	$63,662	$(9,245)	$108,586	$148,557

Fixed charges:
Interest (expense or capitalized)	$3,893	$5,404	$3,927	$8,856	$45,547	$47,192
Estimates portion of rent expense representative of interest	8,125	9,276	7,758	2,359	12,223	15,253
Amortization of deferred financing fees	—	—	—	2,219	7,527	4,076
Write-off of deferred financing fees	—	—	—	—	6,606	—

	$12,018	$14,680	$11,685	$13,434	$71,903	$66,521
Ratio of earnings to fixed charges	5.8x	5.7x	5.4x	—	1.5x	2.2x

(9)	Excluding deferred financing costs of $19,988 which have been shown as a reduction of long-term debt on the balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in this report. Any references to “we,” “us” and “our” refer to Dollarama Group L.P. and Dollarama Corporation.

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

Accounting Periods

On February 1, 2007, our Board of Directors approved a change to our fiscal year end, moving it from January 31 to a floating year end ending on the Sunday before or after January 31 of each year. The change was effective beginning with our fiscal year 2007, which ended February 4, 2007. Our fiscal year 2008 began February 5, 2007 and will end February 3, 2008. There are an additional four days of transactions included in fiscal year ended February 4, 2007 when compared to fiscal year ended January 31, 2006.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customer demand for products, changes in raw material and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and are discussed in Item 1A of this report.

Basis of Presentation

We completed the Acquisition as of November 18, 2004. The following discussion and analysis covers periods both prior and subsequent to the Acquisition. The historical financial data discussed herein for the periods prior to November 18, 2004 represent the combined operations of our predecessor, S. Rossy Inc. and Dollar A.M.A. Inc., prior to the completion of the Acquisition. Our historical financial data discussed herein for the periods following the Acquisition reflect the application of purchase accounting rules which required us to allocate the total cost of the acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing of the Acquisition. As a result, our predecessor’s combined financial statements and our consolidated financial statements are not comparable.

In order to aid the understanding of financial information, our predecessor’s statement of operations data for the period from February 1, 2004 to November 17, 2004 has been added to our statement of operations data for the period from November 18, 2004 to January 31, 2005 to arrive at a combined twelve-month period ended January 31, 2005, which we refer to as “combined twelve months ended January 31, 2005”. Our predecessor’s combined financial statements and our consolidated financial statements were prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the period from November 18, 2004 to January 31, 2005, the fiscal year ended January 31, 2006, and the fiscal year ended February 4, 2007.

Overview

We are the leading operator of dollar discount stores in Canada with stores in each province. Our core markets are Ontario and Québec. As of February 4, 2007, we operated 463 Dollarama stores, including 372 stores located in Ontario and Québec. We believe that we have more than 2.5 times the number of stores as our next largest competitor in Canada. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and continuing to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations.

Key items in Fiscal Year Ended February 4, 2007

•	We opened 68 and closed 3 stores during the year.

•	We now have stores in all ten Canadian provinces.

•	Our total store sales increased 19.4% and comparable store sales increased 2.8% for the 52 week period ended January 28, 2007.

•	We increased our capacity to service the greater number of stores by moving our distribution center to an expanded facility.

•	Strong cash flow from earnings enabled us to prepay a portion of our long-term debt and accelerate our rate of store expansion.

Key Items for Fiscal 2008. We have established the following priorities and initiatives aimed at continuing our growth and improving its operating and financial performance while remaining focused on serving our customers:

•	We are implementing a new information system.

•	We will begin the rollout of a debit card processing system.

•	We plan to move our head office and increase our warehouse capacity.

•	We plan to open approximately 50 stores.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and take possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are store expansions and relocations, changes in store traffic, and the average number of items purchased by customers per visit. To increase comparable store sales, we focus on expanding our stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

We have historically experienced seasonal fluctuations in our sales and expect this trend to continue. We generated 31.1% of our sales in fiscal year ended February 4, 2007 during the fourth quarter due to the holiday selling season. In anticipation of increased sales activity during the fourth quarter, we typically purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store and warehouse staffs.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), and procurement and warehousing costs (including occupancy and labor costs) and store rent and occupancy costs, which are predominantly fixed costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. We have the ability to redesign some of our direct sourced products to mitigate the impact of increasing unit costs.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 4, 2007, the direct foreign sourcing was 53.1% of our purchases compared to 52.6% for the fiscal year ended January 31, 2006. We purchase merchandise from foreign suppliers mainly in China, but also from Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

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

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the risk of continued increases in fuel costs in fiscal year 2008, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. To date, our product margins have not been adversely impacted by these cost increases, due primarily to favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar against the U.S. dollar during the last three fiscal years.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of transportation costs from our distribution centers to the stores, store labor and maintenance costs such as repair costs, which are primarily fixed, and salaries and related benefits of corporate team members, administrative office expenses, professional expenses and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our infrastructure to effectively meet the needs generated by the growth of our company. Administrative and general expenses also include management fees of up to $3.0 million per year plus expenses to be paid pursuant to a management agreement with Bain Capital Partners, LLC.

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

Valuation of Merchandise Inventories

The valuation of store merchandise inventories is determined by the retail inventory method valued at the lower of cost (weighted-average) or market. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories that are at the distribution center or warehouses and inventories that are in-transit from suppliers, are stated at the lower of cost and market, determined on a weighted-average cost basis. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value and are included in cost of sales in the period in which the markdown is determined. We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow-moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

Property and Equipment

Property and equipment are carried at cost. Property and equipment are amortized over the estimated useful lives of the respective assets as follows: (i) on the declining balance method, computer equipment and vehicles at 30%; and (ii) on the straight-line method, store and warehouse equipment at 8 to 10 years, computer software at 5 years and leasehold improvements at the terms of the lease. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.

Goodwill and trade name

Goodwill and trade name are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which it relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, we measure the amount of impairment in a manner similar to that of a purchase price allocation, and any excess of carrying amount over the implied fair value of goodwill is charged to earnings in the period in which the impairment is determined. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Any resulting impairment would be charged to net earnings.

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

Operating Leases

We recognize rental expense and inducements received from landlords on a straight-line basis over the term of the leases. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements on our balance sheet. We recognize contingent rental expense when the achievement of the specified sales targets is considered probable. Our estimates are based on individual store sales trends and are adjusted for actual results.

Financial Instruments

Fair market value of financial instruments

We estimate the fair market value of our financial instruments based on current interest rates, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

Derivative financial instruments

We use derivative financial instruments in the management of our foreign currency and interest rate exposures. When hedge accounting is used, we document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

Foreign exchange forward contracts

We have significant cash flows and long-term debt denominated in U.S. dollars. We use foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. All forward contracts and foreign currency swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

Swaps and interest rate cap

Our interest rate risk is primarily in relation to our fixed rate and floating rate borrowings. We have entered into swap agreements and an interest rate cap to mitigate this risk.

Others

In the event a derivative financial instrument designated as a hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under current assets or liabilities and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

Derivative financial instruments which are not designated as hedges or have ceased to be effective prior to maturity are recorded at their estimated fair values under current assets or liabilities with changes in their estimated fair values recorded in earnings. Estimated fair value is determined using pricing models incorporating current market prices and the contractual prices of the underlying instruments, the time value of money and yield curves.

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

Results of Operations

The following table sets forth the major components of our consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Successor Fiscal Year Ended February 4, 2007	Successor Fiscal Year Ended January 31, 2006	Successor 2 1/2 Months Ended January 31, 2005	Predecessor 9 1/2 Months Feb 1/04- Nov 17/04	Predecessor & Successor Combined Twelve Months
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9%	68.2%	88.5%	68.1%	73.1%
General administrative and store operating expenses	17.4%	16.9%	15.9%	17.2%	16.9%
Amortization	1.9%	1.8%	1.7%	1.5%	1.6%
Amortization of deferred financing costs	0.5%	1.0%	1.4%	0.0%	0.4%
Write-off of deferred financing costs	0.0%	0.9%	0.0%	0.0%	0.0%
Interest expense	5.3%	6.1%	5.7%	0.8%	2.0%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(0.2)%	0.2%	1.3%	1.5%	1.5%
Taxes	0.0%	0.2%	0.3%	3.8%	2.9%
Net earnings (loss)	9.2%	4.7%	(14.9)%	7.1%	1.7%

Fiscal Year Ended February 4, 2007 Compared to Fiscal Year Ended January 31, 2006

Sales

Our sales increased $144.5 million, or 19.4%, from $743.3 million for the fiscal year ended January 31, 2006 to $887.8 million for the fiscal year ended February 4, 2007. This sales growth was driven primarily by the opening of 68 new stores, offset by the closure of 3 stores in the fiscal year ended February 4, 2007 and by a comparable store sales increase of 2.8% for the 52 weeks ended January 28, 2007. The balance of the sales increase is attributable to the incremental full year effect of the 49 stores opened (net of 2 closures) in the FY ended January 31, 2006. Our total store square footage increased 18.9% from 3.7 million at January 31, 2006 to 4.4 million at February 4, 2007.

Cost of Sales

Cost of sales increased by $78.2 million, or 15.4%, from $506.8 million for the fiscal year ended January 31, 2006, to $585.0 million for the fiscal year ended February 4, 2007. Our margin (sales less cost of sales) increased from 31.8% for the fiscal year ended January 31, 2006 to 34.1% for the fiscal year ended February 4, 2007. The improvement in the margin was driven by improved sourcing and favorable foreign exchange rates. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the twelve months ended January 31, 2006. The cost of sales for the fiscal year ended January 31, 2006 was reduced by $3.4 million and for the fiscal year ended February 4, 2007 by $3.5 million as a result of the amortization of unfavorable lease rights, which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $29.2 million, or 23.3%, from $125.3 million for the fiscal year ended January 31, 2006, to $154.5 million for the fiscal year ended February 4, 2007. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. In addition, the increases in expenses are attributable to costs we incurred to upgrade our controls and procedures offset by reduced expenses relating to the Acquisition. These expenses of $2.3 million for the fiscal year ended January 31, 2006, consist primarily of non recurring legal and accounting fees incurred in connection with the Acquisition. As a percentage of sales, our general administrative and store operating expenses increased from 16.9% of sales for the fiscal year ended January 31, 2006 to 17.4% for the fiscal year ended February 4, 2007.

Amortization

Amortization expense increased $3.8 million, from $13.2 million for the fiscal year ended January 31, 2006, to $17.0 million for the fiscal year ended February 4, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings.

Amortization of deferred financing costs

Amortization of deferred financing costs decreased from $7.5 million for the fiscal year ended January 31, 2006, to $4.1 million for the fiscal year ended February 4, 2007. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt.

Write-off of deferred financing costs

As a result of the issuance of our new senior subordinated notes and repayment of the senior subordinated loan that financed the Acquisition, deferred financing costs of $6.6 million were expensed in the fiscal year ended January 31, 2006.

Interest Expense

Interest expense increased $1.7 million from $45.5 million for the fiscal year ended January 31, 2006, to $47.2 million for the fiscal year ended February 4, 2007, due mainly to higher interest costs on floating rate debt, partially offset by lower interest costs on the senior subordinated debt, which was refinanced in August 2005.

Income Taxes

Due to a phase out of large corporation tax, income tax expense decreased $1.3 million from $1.7 million in fiscal year ended January 31, 2006 to $0.4 million in fiscal year ended February 4, 2007. Net earnings for the fiscal years ended January 31, 2006, and February 4, 2007, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

As a result of higher sales, better margins and the absence of a charge of $9.7 million for the amortization of the inventory step-up and a $6.6 million write-off of deferred financing costs which existed in the prior year, net earnings increased $46.7 million, from $35.0 million for the fiscal year ended January 31, 2006 to $81.7 million for the fiscal year ended February 4, 2007.

Fiscal Year Ended January 31, 2006 Compared to Combined Twelve Months Ended January 31, 2005

Please note that the figures for the combined twelve months ended January 31, 2005 are a combination of the results of operations of the predecessor, S. Rossy Inc. and Dollar A.M.A. Inc., prior to the date of the Acquisition on November 18, 2004 and of the successor, Dollarama Group L.P., subsequent to the date of the Acquisition.

Sales

Our sales increased $109.7 million, or 17.3%, from $633.6 million for the combined twelve months ended January 31, 2005 to $743.3 million for the fiscal year ended January 31, 2006. This sales growth was driven primarily by the opening of 51 new stores and the closure of 2 stores in the fiscal year ended January 31, 2006 and by a comparable store sales increase of 6.1% (for the 52 weeks ended January 29, 2006) for stores in operation during the combined twelve months ended January 31, 2005. The balance of the sales increase is attributable to the incremental full year effect of the 18 stores opened (net of one closure) in the combined twelve months ended January 31, 2005. Our total store square footage increased 15.6% from 3.2 million as of January 31, 2005 to 3.7 million as of January 31, 2006.

Cost of Sales

Cost of sales increased by $43.7 million, or 9.4%, from $463.1 million for the combined twelve months ended January 31, 2005 to $506.8 million for the fiscal year ended January 31, 2006. Our margin (sales less cost of sales) increased from 26.9% for the combined twelve months ended January 31, 2005 to 31.8% for the fiscal year ended January 31, 2006. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the fiscal year ended January 31, 2006 and $37.0 million during the combined twelve months ended January 31, 2005. The cost of sales for the combined twelve months ended January 31, 2005 was reduced by $0.8 million and for the fiscal year ended January 31, 2006 by $3.4 million as a result of the amortization of unfavorable lease rights, which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $18.2 million or 17.0% from $107.1 million for the combined twelve months ended January 31, 2005 to $125.3 million for the fiscal year ended January 31, 2006. This increase was primarily due to the increase in the number of stores in operation, an overall increase in store operating expenses (due to wage increases resulting from minimum wage increases and seniority), an increase in professional fees and other expenses, and transition costs following the closing of the Acquisition. These costs included additional expenses to begin the upgrade of our financial reporting processes. As a percentage of sales, our general, administrative and store operating expenses remained constant at 16.9% of sales for the combined twelve months ended January 31, 2005 and for the fiscal year ended January 31, 2006.

Amortization

Amortization expense increased $3.3 million from $9.9 million for the combined twelve months ended January 31, 2005 to $13.2 million for the fiscal year ended January 31, 2006 substantially due to the amortization of property and equipment resulting from the new store openings ($0.9 million) and to increased amortization of favorable lease rights ($4.6 million) which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules. In addition, effective as of the closing of the Acquisition (November 18, 2004), management revised its estimates of the useful lives of the furniture and fixtures and leasehold improvements resulting in a decrease in the amortization rates of these assets. In addition, there were certain assets whose carrying value were decreased effective November 18, 2004 as a result of the requirements for purchase accounting. The impact of the latter two adjustments offsets a portion of the increased amortization arising from the additions of property and equipment and the favorable lease rights.

Amortization of deferred financing costs

Amortization of deferred financing costs increased from $2.2 million for the combined twelve months ended January 31, 2005 to $7.5 million for the fiscal year ended January 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Debt and Commitments” which is amortized over the term of the related debt.

Write-off of deferred financing costs

As a result of the issuance of the existing notes and repayment of the senior subordinated bridge loan that financed the Acquisition, deferred financing costs of $6.6 million were expensed in the fiscal year ended January 31, 2006.

Interest Expense

Interest expense increased $32.7 million from $12.8 million for the combined twelve months ended January 31, 2005 to $45.5 million for the fiscal year ended January 31, 2006 due mainly to higher debt levels associated with the Acquisition and our increased debt resulting from the refinancing that took place August 12, 2005.

Income Taxes

Income tax expense decreased $17.0 million from $18.7 million for the combined twelve months ended January 31, 2005 to $1.7 million for the fiscal year ended January 31, 2006. Net earnings for the fiscal year ended January 31, 2006 constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such period represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

Net earnings increased $24.4 million, from $10.6 million for the combined twelve months ended January 31, 2005 to $35.0 million for the fiscal year ended January 31, 2006. The increase was affected by $9.7 million of amortization of the purchase accounting inventory step-up during the fiscal year ended January 31, 2006 compared to $37.0 million during the combined twelve months ended January 31, 2005.

Summary of Quarterly Results

(Unaudited)

(in thousands of Canadian Dollars)

QTR	Sales $	% of total	Net earnings $	% of total	QTR	Sales $	% of total	Net earnings $	% of total
1/06	154,510	20.8%	(4.855)	-13.9%	1/07	184,941	20.8%	8,897	10.9%
2/06	176,444	23.7%	8,703	24.9%	2/07	208,142	23.5%	16,446	20.1%
3/06	186,542	25.1%	6,355	18.1%	3/07	218,477	24.6%	17,412	21.3%
4/06	225,782	30.4%	24,803	70.9%	4/07	276,226	31.1%	38,923	47.7%

	743,278	100.0%	35,006	100.0%		887,786	100.0%	81,678	100.0%

Liquidity and Capital Resources

Cash Flows

Our cash position increased from $30.9 million at January 31, 2006 to $47.7 million at February 4, 2007. The cash flows provided by or used in operating activities, investing activities and financing activities for the fiscal year ended February 4, 2007 and January 31, 2006 and the combined twelve months ended January 31, 2005 are discussed below.

Operating Activities

Cash flows provided by operating activities during the fiscal year ended February 4, 2007 were $94.5 million, compared with cash flows provided by operating activities of $46.4 million for the fiscal year ended January 31, 2006 and $40.3 million for the combined twelve months ended January 31, 2005. During the fiscal year ended February 4, 2007, operating cash-flow was driven mainly by earnings growth offset by an inventory increase. During the fiscal year ended January 31, 2006, operating cash flow was driven mainly by earnings growth offset by inventory increases to build up the store inventory levels and support new store openings.

Investing Activities

Cash flows used in investing activities during the fiscal year ended February 4, 2007 were $42.5 million, compared with $36.0 million for the fiscal year ended January 31, 2006 and $933.9 million for the combined twelve months ended January 31, 2005. Investing activities for the fiscal year ended February 4, 2007 and for the fiscal year ended January 31, 2006 were mainly impacted by the acquisition of property and equipment related to new stores opened, including the expansion and relocation of existing stores, and to improve information technology systems and distribution capacity in the greater Montreal area. On an ongoing basis, we expect the primary driver of cash flows used in investing activities to be capital expenditures associated with opening new stores and the addition of distribution and system infrastructure.

Financing Activities

Cash flows used in financing activities during the fiscal year ended February 4, 2007 were $35.2 million compared with $24.1 million for the fiscal year ended January 31, 2006 and, $969.0 million provided by financing activities for the combined twelve months ended January 31, 2005. The cash used in financing activities during the fiscal year ended February 4, 2007 was a result of the repayment of long-term debt, capital distributions and deferred financing cost associated with registration of debt. For the fiscal year ended January 31, 2006 the cash used in financing activities was primarily a result of deferred financing costs of $10.0 million and capital distributions of $59.6 million to satisfy parent company tax obligations and to repay, in full, the principal amount and accrued interest on the senior subordinated notes issued to finance the acquisition which were partially offset by the long-term debt issuance of $45.5 million (net of long-term debt repayments). As for the combined twelve months ended January 31, 2005, the financing of the Acquisition impacted our financing activities.

Contractual Obligations

In fiscal year ended February 4, 2007, the average investment per new store, including capital expenditures, initial inventory was approximately $0.5 million. We believe that we can adequately fund our working capital requirements and planned capital expenditures from net cash provided by operations and borrowings under our existing credit facilities.

The following tables summarize our material contractual obligations as of February 4, 2007, including off-balance sheet arrangements and our commitments (in millions):

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Lease financing
Operating lease obligations	$368.7	$51.2	$47.4	$44.1	$41.5	$38.1	$146.4
Long-term borrowings
Senior subordinated notes	237.1	—	—	—	—	—	237.1
Term bank loans	374.5	13.5	26.9	17.9	41.3	274.9

Total obligations	$980.3	$64.7	$74.3	$62.0	$82.8	$313.0	$383.5

Commitments	Total	Expiring 2008	Expiring 2009	Expiring 2010	Expiring 2011	Expiring 2012	Thereafter
Letters of credit and surety bonds	$2.3	$2.3	$—	$—	$—	$—	$—

Total commitments	$2.3	$2.3	$—	$—	$—	$—	$—

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

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $53.3 million based on the exchange rate on February 4, 2007) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

As of February 4, 2007, we and our subsidiaries had approximately $374.5 million of senior secured debt outstanding, consisting of debt outstanding under our senior credit facility, and U.S.$200.0 million ($237.1 million based on exchange rate on February 4, 2007) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes.

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

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $88.0 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$241.6 million ($286.5 million based on the exchange rate on February 4, 2007) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three months ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. A further 0.25% reduction will take effect when we reach a lease-adjusted leverage ratio of less than 4.75:1.

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

Capital Expenditures

Capital expenditures for the fiscal year ended February 4, 2007 were $42.7 million, offset by tenant allowances of $3.9 million as compared with $23.9 million, offset by tenant allowances of $3.7 million for the fiscal year ended January 31, 2006 and $10.4 million, with limited tenant allowances for the combined twelve months ended January 31, 2005. The increase in capital spending is the result of the opening of new stores at a faster pace: 68 stores and the closure of 3 stores in fiscal year ended February 4, 2007 compared with the opening of 51 stores and the closure of 2 stores in fiscal year ended January 31, 2006 and the opening of 18 stores in the combined twelve months ended January 31, 2005. During the fiscal year ended February 4, 2007, $9.5 million was spent on projects to improve our information systems and increase our warehouse and distribution capacity in the greater Montreal area. As of June 15, 2006, we moved our distribution center in Montreal to a new rented facility of 292,623 square feet. We expect to make additional expenditures over the next year to improve our information technology systems and to move our head office and warehouse to a new and leased facility.

We plan to open more than 50 new stores in fiscal year 2008. In fiscal year ended February 4, 2007, the average cost to open a new store was approximately $0.5 million, including $0.3 million for capital expenditures and $0.2 million for inventory.

Off-Balance Sheet Obligations

Other than operating lease obligations and letters of credit, we have no off-balance sheet obligations.

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

During the year, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”. This standard prescribes a recognition and measurement model for tax positions taken or expected to be taken in a tax return, and provides guidance on the recognition, reclassification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership has applied this standard effective February 5, 2007.

During the year, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Partnership must apply this standard at the latest on February 3, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While principally all of our sales have been in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost foreign suppliers, including suppliers in China, Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States. For the fiscal year ended February 4, 2007, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to manage risks from fluctuations in the U.S. dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings. We estimate that in the absence of our currency risk management program, every $0.01 appreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $1.0 million annual increase in operating earnings. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

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

Interest Rate Risk

We use variable-rate debt to finance certain of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $374.5 million in term loans outstanding under our senior secured credit facility based on the exchange rate on February 4, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. We entered into a contract that matured on January 31, 2007 that eliminated our exposure to interest due on the notional amount of $120 million in excess of the Canadian Banker’s Acceptance rate cap of 4.5%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of

Dollarama Group L.P.

We have audited the consolidated balance sheet of Dollarama Group L.P. as at February 4, 2007 and the consolidated statements of earnings, partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the management of Dollarama Group GP Inc., acting in its capacity as General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as at February 4, 2007 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements as at January 31, 2006 and 2005 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 31, 2006.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montréal, Canada

May 2, 2007

Dollarama Group L.P.

Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	As at February 4, 2007 $	As at January 31, 2006 $
Assets
Current assets
Cash and cash equivalents	47,695	30,883
Accounts receivable	5,760	3,380
Income taxes recoverable	1,054	139
Deposits and prepaid expenses	8,598	3,302
Derivative financial instruments (note 10)	7,224	—
Merchandise inventories	166,017	154,047

	236,348	191,751
Property and equipment (note 4)	84,665	54,571
Goodwill	727,782	727,782
Other intangible assets (note 5)	120,379	124,750

	1,169,174	1,098,854

Liabilities
Current liabilities
Accounts payable	15,780	12,278
Accrued expenses and other (note 6)	32,726	31,612
Derivative financial instruments (note 10)	12,409	34,531
Current portion of long-term debt (note 7)	13,496	14,805

	74,411	93,226
Long-term debt (note 7)	578,066	581,637
Other liabilities (note 8)	25,413	22,171

	677,890	697,034

Commitments, contingencies and guarantee (note 9)
Partners’ Capital
General partner	374	374
Limited partner	389,313	394,876
Contributed surplus	1,337	800
Retained earnings	93,478	11,800
Accumulated other comprehensive income (loss)	6,782	(6,030)

	491,284	401,820

	1,169,174	1,098,854

The accompanying notes are an integral part of the consolidated financial statements.

Approved on behalf of the Board of Directors of Dollarama Group GP Inc. in its capacity as General Partner

Director	Director

Dollarama Group L.P.

Consolidated Statement of Partners’ Capital

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings (deficit) $	Accumulated other comprehensive income (loss) $	Total $
Issuance of partnership units (note 11)	374	454,484	—	—	—	454,858

Other comprehensive income (loss)
Net loss for the period	—	—	—	(23,206)	—	(23,206)
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	1,355	1,355

Total comprehensive income (loss)	—	—	—	(23,206)	1,355	(21,851)

Stock-based compensation (note 12)	—	—	202	—	—	202

Balance – January 31, 2005	374	454,484	202	(23,206)	1,355	433,209

Other comprehensive income
Net earnings for the year	—	—	—	35,006	—	35,006
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(7,385)	(7,385)

Total comprehensive income	—	—	—	35,006	(7,385)	27,621

Stock-based compensation (note 12)	—	—	598	—	—	598
Capital distributions	—	(59,608)	—	—	—	(59,608)

Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the year	—	—	—	81,678	—	81,678
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	81,678	12,812	94,490

Stock-based compensation (note 12)	—	—	537	—	—	537
Capital distributions	—	(5,563)	—	—	—	(5,563)

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

The accompanying notes are an integral part of the consolidated financial statements

Dollarama Group L.P.

Consolidated Statement of Earnings

(expressed in thousands of Canadian dollars)

	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the 2 1/2-month period ended January 31, 2005 $
Sales	887,786	743,278	155,309

Cost of sales and expenses
Cost of sales	585,013	506,838	137,496
General, administrative and store operating expenses	154,457	125,347	24,727
Amortization	16,984	13,222	2,612

	756,454	645,407	164,835

Operating income (loss)	131,332	97,871	(9,526)
Amortization of deferred financing costs	4,076	7,527	2,219
Write-off of deferred financing costs	—	6,606	—
Interest expense	47,192	45,547	8,856
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(1,972)	1,508	2,078

Earnings (loss) before income taxes	82,036	36,683	(22,679)
Provision for current income taxes (note 15)	358	1,677	527

Net earnings (loss) for the period	81,678	35,006	(23,206)

The accompanying notes are an integral part of the consolidated financial statements

Dollarama Group L.P.

Consolidated Statement of Cash Flows

(expressed in thousands of Canadian dollars)

	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the 2 1/2-month period ended January 31, 2005 $
Operating activities
Net earnings (loss) for the period	81,678	35,006	(23,206)
Adjustments for
Amortization of property and equipment	12,378	8,525	1,620
Amortization of intangible assets	4,606	4,697	992
Change in fair value of derivatives	(16,534)	36,588	(15,287)
Amortization of deferred financing costs	4,076	7,527	2,219
Write-off of deferred financing costs	—	6,606	—
Foreign exchange loss (gain) on long-term debt	20,651	(35,523)	9,864
Amortization of unfavourable lease rights	(3,456)	(3,440)	(752)
Deferred lease inducements	3,318	2,427	431
Deferred leasing costs	(373)	(976)	—
Deferred tenant allowances	3,947	3,661	—
Amortization of deferred tenant allowances	(567)	(220)	—
Stock-based compensation	537	598	202
Amortization of deferred leasing costs	138	—	—
Other	45	(4)	8

	110,444	65,472	(23,909)
Changes in non-cash working capital components (note 13)	(15,945)	(19,064)	50,896

	94,499	46,408	26,987

Investing activities
Business acquisitions, net of cash acquired (note 3)	—	(12,382)	(923,600)
Purchase of property and equipment	(42,695)	(23,946)	(2,984)
Proceeds on disposal of property and equipment	178	322	50

	(42,517)	(36,006)	(926,534)

Financing activities
Deferred financing costs	(711)	(9,951)	(29,754)
Proceeds on long-term debt	—	294,133	600,000
Repayment of long-term debt	(28,896)	(248,678)	—
Issuance of partnership units	—	—	373,886
Capital distributions	(5,563)	(59,608)	—

	(35,170)	(24,104)	944,132

Increase (decrease) in cash and cash equivalents	16,812	(13,702)	44,585
Cash and cash equivalents – Beginning of period	30,883	44,585	—

Cash and cash equivalents – End of period	47,695	30,883	44,585

The accompanying notes are an integral part of the consolidated financial statements

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation and nature of business

Dollarama Group L.P. was formed on November 11, 2004 under the laws of the Province of Quebec for the purpose of acquiring the DOLLARAMA retail stores. The general partner is Dollarama Group GP Inc.

The consolidated financial statements reflect the financial position, results of operations and cash flows of the businesses of Dollarama L.P., Dollarama Corporation, Aris Import Inc., Dollarama Group L.P. and Dollarama GP Inc. (collectively the “Partnership”).

The Partnership operates discount variety retail stores in Canada under the name DOLLARAMA, that sell substantially all items for $1 or less. As at February 4, 2007, the retail operations are carried on in every Canadian province. The retail operations’ corporate headquarters, distribution centre and warehouses are located in Montréal, Canada. The Partnership manages its business on the basis of one reportable segment.

Beginning with the year ended February 4, 2007, the Partnership’s fiscal year ends on the Sunday closest to January 31. Any reference herein to 2007, 2006 or 2005 relates to as of or for the 369-day period ended February 4, 2007, the year ended January 31, 2006 and the 2 1/2-month period ended January 31, 2005.

2	Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in Canada requires the use of estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expense items for the reporting period. On an ongoing basis, management reviews its estimates, including those related to valuation of merchandise inventories, useful lives, impairment of long-lived assets and goodwill, operating leases and financial instruments based on currently available information. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Merchandise inventories

Merchandise inventories at the distribution centre and warehouses are stated at the lower of cost and market, determined on a weighted average cost basis. Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Property and equipment

Property and equipment are carried at cost and amortized over the estimated useful lives of the respective assets as follows:

On the declining balance method
Computer equipment	30%
Vehicles	30%
On the straight-line method
Store and warehouse equipment	8-10 years
Leasehold improvements	Term of lease
Computer software	5 years

Goodwill

Goodwill is tested for impairment annually or when events or changed circumstances indicate an impairment may have occurred. With the goodwill impairment test, if the carrying value of the Partnership’s reporting unit to which goodwill relates exceeds its estimated fair value, the goodwill related to that reporting unit is tested for impairment. If the carrying value of such goodwill is determined to be in excess of its fair value, an impairment loss is recognized in the amount of the excess of the carrying value over the fair value. The Partnership conducts its annual impairment test as at the date of the balance sheet.

Trade name

The trade name is recorded at cost and is not subject to amortization. It is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Favourable and unfavourable lease rights

Favourable and unfavourable lease rights represent the fair value of lease rights as established on the date of acquisition and are amortized on a straight-line basis over the terms of the related leases.

Covenants not to compete

The covenants not to compete are amortized on a straight-line basis over the terms of the agreements.

Deferred leasing credits

Deferred leasing costs and deferred tenant allowances are recorded on the balance sheet and amortized using the straight-line method over the term of the respective lease.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Operating leases

The Partnership recognizes rental expense incurred and inducements received from landlords on a straight-line basis over the term of the lease. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements in the Partnership’s balance sheet. Contingent rental expense is recognized when the achievement of specified sales targets is considered probable.

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

Revenue recognition

The Partnership recognizes revenue at the time the customer tenders payment for and takes possession of the merchandise.

Cost of sales

The Partnership includes the cost of merchandise inventories, procurement, warehousing and distribution costs, and certain occupancy costs in cost of sales.

General, administrative and store operating expenses

The Partnership includes store and head office salaries and benefits, repairs and maintenance, professional fees, store supplies and other related expenses in general, administrative and store operating expenses.

Pre-opening costs

Costs associated with the opening of new stores are expensed as incurred.

Vendor rebates

The Partnership records vendor rebates, consisting of volume purchase rebates, when it is probable that they will be received. The rebates are recorded as a reduction of inventory purchases and are reflected as a reduction of cost of sales.

Advertising costs

The Partnership expenses advertising costs as incurred. It did not incur any material advertising costs for the year ended February 4, 2007 nor for the year ended January 31, 2006 or the period ended January 31, 2005.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Employee future benefits

The Partnership offers a group defined contribution plan to eligible employees whereby it matches an employee’s contributions up to 3% of the employee’s salary. The pension expense for the year ended February 4, 2007 amounted to approximately $751,230 (2006 – $677,081; 2005 – $123,000).

Income taxes

The net earnings, if any, for the year constitute income of the individual partners and are subject to income tax in their hands. Income taxes recorded represent large corporations tax and income taxes of subsidiary companies.

Subsidiaries formed as corporations use the liability method of accounting for income taxes. Future tax assets and liabilities are determined based on temporary differences between the carrying amount and the tax bases of assets and liabilities. Future income tax assets and liabilities are measured using the enacted or substantively enacted tax rates, as appropriate, that will be in effect when these differences are expected to reverse. Future income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the assets will be realized.

Foreign currencies

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the statement of earnings.

Foreign exchange gains (losses) of approximately $7,444,000 (2006 – $127,000; 2005 – $2,122,000) have been included in cost of sales on the consolidated statement of earnings.

Fair market value of financial instruments

The Partnership estimates the fair market value of its financial instruments based on current interest rates, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

Derivative financial instruments

The Partnership uses derivative financial instruments in the management of its foreign currency and interest rate exposures.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

When hedge accounting is used, the Partnership documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also assesses whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

Foreign exchange forward contracts

The Partnership has significant cash flows and long-term debt denominated in U.S. dollars. It uses foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. All forward contracts and swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

Swaps and interest rate cap

The Partnership’s interest rate risk is primarily in relation to its fixed rate and floating rate borrowings. The Partnership has entered into swap agreements and an interest rate cap to mitigate this risk.

Others

In the event a derivative financial instrument designated as a hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under current assets or liabilities and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

Derivative financial instruments which are not designated as hedges or have ceased to be effective prior to maturity are recorded at their estimated fair values under current assets or liabilities with changes in their estimated fair values recorded in earnings. Estimated fair value is determined using pricing models incorporating current market prices and the contractual prices of the underlying instruments, the time value of money and yield curves.

Stock-based compensation

The Partnership recognizes a compensation expense for options granted based on the fair value of the options at the grant date. The options granted by the Partnership vest in tranches (graded vesting) and accordingly, the expense is recognized using the accelerated expense attribution method over the vesting period. When the vesting of an award is contingent upon the attainment of performance conditions, the Partnership recognizes the expense based on management’s best estimate of the outcome of the conditions and consequently the number of options that are expected to vest. When awards are forfeited because service or performance conditions are not met, any expense previously recorded is reversed in the period of forfeiture.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Business acquisitions

On November 18, 2004, the Partnership acquired substantially all of the operating assets and assumed substantially all of the liabilities of S. Rossy Inc. and Dollar A.M.A. Inc. The results of operations acquired have been included in the consolidated financial statements since that date. The aggregate purchase price was approximately $1,032,494,000 (including acquisition costs of $4,836,000), of which $939,140,000 was paid in cash, $80,972,000 in partnership units and $12,382,000 in loans from S. Rossy Inc. These loans were repaid prior to January 31, 2006.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed:

$
Assets acquired
Cash and cash equivalents	15,540
Receivables, deposits and prepaid expenses	3,614
Merchandise inventories	164,989
Property and equipment	38,162
Goodwill	727,782
Trade name	108,200
Favourable lease rights	20,862
Covenants not to compete	400
Liabilities assumed
Accounts payable and accrued expenses	(19,793)
Derivatives	(7,198)
Unfavourable lease rights	(20,064)

Net assets acquired	1,032,494

4	Property and equipment

			2007
	Cost $	Accumulated amortization $	Net $
Store and warehouse equipment	61,700	11,456	50,244
Leasehold improvements	35,729	8,553	27,176
Computer software	5,807	407	5,400
Computer equipment	881	336	545
Vehicles	1,862	562	1,300

	105,979	21,314	84,665

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			2006
	Cost $	Accumulated amortization $	Net $
Store and warehouse equipment	42,185	4,939	37,246
Leasehold improvements	20,416	4,672	15,744
Computer equipment	643	158	485
Vehicles	1,374	278	1,096

	64,618	10,047	54,571

5	Other intangible assets

			2007
	Cost $	Accumulated amortization $	Net $
Trade name	108,200	—	108,200
Favourable lease rights	20,862	10,168	10,694
Covenants not to compete	400	126	274
Deferred leasing costs	1,368	157	1,211

	130,830	10,451	120,379

			2006
	Cost $	Accumulated amortization $	Net $
Trade name	108,200	—	108,200
Favourable lease rights	20,862	5,619	15,243
Covenants not to compete	400	69	331
Deferred leasing costs	995	19	976

	130,457	5,707	124,750

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Weighted average amortization periods (expressed in number of months) are as follows:

	2007	2006	2005
Favourable lease rights	55	60	67
Covenants not to compete	84	84	84
Deferred leasing costs	119	95	—

Amortization of intangible assets for the next five years is approximately as follows:

$
2008	3,617
2009	2,455
2010	1,884
2011	1,495
2012	1,217

6	Accrued expenses and other

	2007 $	2006 $
Compensation and benefits	10,944	10,708
Interest	10,132	9,564
Other	11,650	11,340

	32,726	31,612

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Long-term debt

Long-term debt outstanding consists of the following:

	Note		2007 $	2006 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually commencing in February 2006	(a	)	237,100	227,800
Term bank loan (2007 – US$241,628,318; 2006 – US$244,070,421), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	(b	)	286,450	277,996
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	(b	)	88,000	114,000

			611,550	619,796
Less: Current portion			13,496	14,805

			598,054	604,991
Less: Deferred financing costs			19,988	23,354

			578,066	581,637

a)	Senior subordinated notes (the “Notes”)

The Notes are senior subordinated unsecured obligations of Dollarama Group L.P. and Dollarama Corporation (the “Co-issuers”) and will be subordinated in right of payment to all existing and future indebtedness of the Co-issuers. In addition, all the existing and future subsidiaries (other than Dollarama Corporation, co-issuer) guarantee the Notes on a senior subordinated unsecured basis.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Commencing on August 15, 2009, the Co-issuers may redeem some or all of the Notes at the following redemption prices plus accrued and unpaid interest:

Redemption price %
Years commencing August 15, 2009	104.438
2010	102.219
2011 and thereafter	100.000

At any time prior to August 15, 2009, the Co-issuers may redeem some or all of the Notes at a redemption price equal to the greater of:

i)	100% of the principal amount of the Notes to be redeemed; and

ii)	the sum of the present value of the redemption price of the Notes on August 15, 2009 and the remaining scheduled payments of interest from the redemption date through August 15, 2009 excluding accrued and unpaid interest, discounted at the redemption date, at the Treasury rate plus 50 basis points. The Treasury rate refers to a United States Treasury security having a maturity closest to the period from the redemption date to 2009 that would be used in pricing new issues of corporate debt securities.

At any time prior to August 15, 2008, the Co-issuers may redeem up to a maximum of 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings at a price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided at least 65% of the aggregate principal amount of the Notes remains outstanding.

The Notes have been converted into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange loss of $9,300,000 (2006 – gain of $13,000,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

b)	Senior secured credit facility

The Partnership has a senior secured credit facility amounting to $75,000,000 and consisting of revolving credit loans, banker’s acceptances, swing line loans and a letter of credit facility. The senior secured credit facility also includes term bank loans. Borrowings under swing line loans are limited to $10,000,000 and the letter of credit facility is limited to $25,000,000. As at February 4, 2007, there were no borrowings under this facility with the exception of term bank loans (amounting to $374,450,000 as at February 4, 2007 and $391,996,000 as at January 31, 2006) and letters of credit issued for the purchase of inventories amounting to US$1,915,000 (2006 – US$1,596,000). The term bank loans require payment of 100% of net cash proceeds on certain sales of assets, 100% of net cash proceeds on issuance of certain new indebtedness, 50% of net proceeds of a public offering or private placement, and 50% of excess cash flow (as defined in the credit agreement). For the year ended February 4, 2007, the Partnership made payment in excess of the minimum required which resulted in reducing the Partnership’s payment obligation for the upcoming year.

The term bank loan of US$241,628,318 (2006 – US$244,070,421) has been converted into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange loss of $11,351,000 (2006 – gain of $22,523,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

The credit facilities are subject to customary terms and conditions for loans of this nature, including limits on incurring additional indebtedness, granting liens or selling assets without the consent of the lenders. The credit facilities are also subject to the maintenance of a maximum lease adjustment leverage ratio test and a minimum interest coverage ratio test. The credit facilities may, in certain circumstances, restrict the Partnership’s ability to pay distributions on Partnership units, including limiting distributions, unless sufficient funds are available for the repayments of indebtedness and the payment of interest expenses and taxes.

The failure to comply with the terms of the credit facilities would entitle the lenders to accelerate all amounts outstanding under the credit facilities and upon such acceleration, the lenders would be entitled to begin enforcement procedures against the assets of the Partnership, including accounts receivable, inventory and equipment. The lender would then be repaid from the proceeds of such enforcement proceedings, using all available assets. Only after such repayment, and the payment of any other secured and unsecured creditors, would the holders of units receive any proceeds from the liquidation of the assets of the Partnership. The Partnership was in compliance with these covenants as at February 4, 2007.

c)	As security for the long-term debt, the Partnership has pledged substantially all of its assets.

d)	As at February 4, 2007 and January 31, 2006, there was no significant difference between the fair value and the carrying value of the long-term debt.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

e)	Principal repayments on long-term debt due in each of the next five years are approximately as follows:

$
2008	13,496
2009	26,886
2010	17,886
2011	41,274
2012	274,906

8	Other liabilities

	2007 $	2006 $
Unfavourable lease rights, (including accumulated amortization of $7,648,000; 2006 – $4,192,000)	12,417	15,872
Deferred lease inducements	6,176	2,858
Deferred tenant allowances (including accumulated amortization of $787,000; 2006 – $220,000)	6,820	3,441

	25,413	22,171

9	Commitments, contingencies and guarantee

At February 4, 2007, there were contractual obligations for operating leases amounting to approximately $368,737,000. The leases extend over various periods up to the year 2024, and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2008	51,231
2009	47,395
2010	44,073
2011	41,458
2012	38,138
Thereafter	146,442

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the consolidated statement of earnings are as follows:

	2007 $	2006 $	2005 (2 1/2 months) $
Basic rent	45,760	36,670	7,077
Contingent rent	1,485	1,036	216

	47,245	37,706	7,293

Two legal proceedings have been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership has denied these claims and believes they are without merit. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

Legal proceedings have been instituted against the Partnership for alleged personal injuries sustained by customers in the Partnership’s stores. The plaintiffs are claiming amounts totalling $7,400,000. The Partnership believes that the potential amount to be paid for these claims would be covered by its insurance policies other than punitive damage. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

The Partnership believes that these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on its financial statements.

10	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

			Fair value		Qualify for hedge accounting	Nature of hedging relationship
	Note		2007 $	2006 $
Foreign currency and interest rate swaps	(b	)	(6,011)	(17,406)	No	—
Interest rate cap	(c	)	—	39	No	—
Foreign exchange forward contracts	(d	)	7,224	(3,454)	Yes	Cash flow hedge
Foreign currency swap agreements	(e	)	(6,398)	(13,710)	Yes	Cash flow hedge

			(5,185)	(34,531)

Derivative financial instruments – current assets			7,224	—
Derivative financial instruments – current liabilities			(12,409)	(34,531)

			(5,185)	(34,531)

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

a)	Changes in fair value

Changes in fair value of the foreign currency and interest rate swaps and interest rate cap are reported to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a gain of $11,356,000 (2006 – loss of $25,456,000; 2005 – gain of $15,287,000) was recorded to earnings for the year ended February 4, 2007.

The fair value of the foreign exchange forward contracts is recorded in “Accumulated other comprehensive income (loss)” and is reclassified to earnings under “Cost of sales” when the underlying inventory is sold. In addition to the fair value of the foreign exchange forward contracts representing a gain of $7,224,000 as at February 4, 2007 (2006 – loss of $3,454,000), accumulated other comprehensive income (loss) includes a gain of $2,255,000 (2006 – loss of $1,865,000) on foreign exchange forward contracts settled before February 4, 2007 which will be reported to earnings when the related inventory is sold. For the year ended February 4, 2007, a loss of $5,773,000 (2006 – loss of $5,424,000; 2005 – nil) was reported to earnings with respect to foreign exchange forward contracts.

The fair value of the foreign currency swap agreements is recorded in “Accumulated other comprehensive income (loss)”. A portion of the changes in the fair value of foreign currency swap agreements (representing the offsetting impact of the conversion of the Notes from U.S. dollars to Canadian dollars at the balance sheet date as described in note 7(a)) are reclassified from “Accumulated other comprehensive income (loss)” to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the year ended February 4, 2007, a gain of $9,300,000 (2006 – loss of $13,000,000; 2005 – nil) was reclassified from “Accumulated other comprehensive income (loss)” to earnings.

b)	Foreign currency and interest rate swaps

The Partnership entered into swap agreements consisting of a combination of a foreign currency swap and an interest rate swap that expire on January 31, 2011 and that were undertaken to address two risks with its U.S. dollar LIBOR-based term bank loans (note 7). The foreign currency swap enables the Partnership to effectively fix its exchange rate on its principal payments on the U.S. dollar debt to 1.1922. The agreements call for the Partnership to pay a fixed amount in Canadian dollars and receive a fixed amount in U.S. dollars, as indicated in the following table:

Date	Interval	Amount paid by Partnership CA$	Amount received from lender US$
November 18, 2004 to August 18, 2008	Quarterly	600	503
January 30, 2009	One time	57,061	47,866
January 29, 2010	One time	85,771	71,943
October 30, 2010	One time	88,163	73,950

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

In addition, the swap agreements enable the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR to Canadian banker’s acceptance rate and fix the exchange rate on these payments to 1.1922. The agreements provide for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian banker’s acceptance rate plus 2.9% (in Canadian dollars) and to receive interest at LIBOR plus 2.5% (in U.S. dollars) with a fixed U.S./Canadian dollar conversion rate of 1.1922.

The Partnership also entered into a swap agreement with its lenders consisting of a combination of a foreign currency swap and an interest rate swap that expire on January 31, 2011. The swap agreement was undertaken to address two risks associated with the additional US$45,000,000 LIBOR-based term bank loan obtained in August 2005. The foreign currency swap enables the Partnership to effectively fix its exchange rate on its interest and principal payments on this debt at 1.2015. In addition, the swap agreement enables the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR to Canadian banker’s acceptance rate and fix the exchange rate on these payments at 1.2015. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian banker’s acceptance rate plus 2.519% (in Canadian dollars) and to receive interest at LIBOR plus 2.25% (in U.S. dollars) with a fixed U.S./Canadian dollar conversion rate of 1.2015.

c)	Interest rate cap

The Partnership entered into a contract which matured on January 31, 2007 that established an interest rate cap (the “Cap”). The Cap was undertaken to mitigate certain interest rate risks associated with the long-term debt and swap arrangements. The Cap provided for quarterly payments to the Partnership for interest due from the counterparty on the notional amount of $120,000,000 in excess of the Canadian banker’s acceptance rate cap of 4.5%.

d)	Foreign exchange forward contracts

As at February 4, 2007, the Partnership was party to foreign exchange forward contracts to purchase US$122,000,000 for CA$136,981,640 (2006 – US$110,000,000 for CA$128,352,000) maturing between February 2007 and October 2007.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

e)	Foreign currency swap agreements

The Partnership entered into two foreign currency swap agreements with its lenders which were undertaken to mitigate foreign exchange risk associated with the capital and interest payments on the US$200,000,000 senior subordinated notes (note 7). The agreements call for the Partnership to exchange fixed amounts as follows:

Date	Interval	Amount paid by Partnership		Amount received from lender
August 12, 2005	One time	US$	200,000	CA$	240,200
August 15, 2008	One time	CA$	84,070	US$	70,000
August 15, 2012	One time	CA$	156,130	US$	130,000
February 15, 2006	One time	CA$	10,171	US$	9,023
August 15, 2006 to August 15, 2008	Semi-annual	CA$	3,340	US$	3,106
August 15, 2006 to August 15, 2012	Semi-annual	CA$	6,534	US$	5,769

f)	Credit risk

The Partnership is exposed to credit risk to the extent of non-payment by counterparties of its financial instruments. The Partnership has credit policies covering both trading and financial exposures. The maximum exposure to credit risk at the balance sheet date is represented by the carrying value of each financial asset, including derivative financial instruments. The Partnership mitigates this credit risk by dealing with counterparties which are major financial institutions that the Partnership anticipates will satisfy their contractual obligations.

11	Partnership units

	Date issued	Number of units (in thousands)	Value $
General partner
	November 10, 2004	0.1	0.1
	November 18, 2004	373.9	373.9

		374.0	374.0

Limited partner
	November 10, 2004	0.2	0.2
	November 18, 2004	373,512.3	373,512.3
	November 18, 2004	80,871.6	80,871.6
	November 29, 2004	100.0	100.0

		454,484.1	454,484.1

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

For the year ended February 4, 2007, the Partnership made capital distributions amounting to $5,563,000 (2006 – $59,608,000).

12	Stock-based compensation

Dollarama Capital Corporation (“DCC”), a parent company of Dollarama Group L.P., adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC and the options will have a life not exceeding 10 years. In December 2006, DCC undertook an equity restructuring. As a result, the Board of DCC modified certain terms of the outstanding options in order to preserve the rights and obligations of the option holders (referred to as the “Equalization”). The Equalization did not result in any incremental value awarded to employees. The aggregate number of Class B common shares and Class B preferred shares of DCC that may be issued pursuant to the Plan is 4,241,241 and 12,114,318, respectively.

As a result of the Equalization, each participant received approximately 0.314 option allowing them to purchase an equivalent number of Class B common shares at a price of $1 in exchange for each outstanding option they had to purchase a common share at a price of $1. Furthermore, each participant received approximately 0.449 option allowing them to purchase an equivalent number of Class B preferred shares at a price of $0.70 in exchange of each option they had to purchase a Class B preferred share at a price of $1.

After the Equalization, DCC has the following type of options outstanding:

a)	Options with service requirements (“Service Conditions”)

These options were granted to purchase an equivalent number of Class B common shares and Class B preferred shares, respectively, of DCC at $1 per Class B common share and $0.70 per Class B preferred share. The options vest at a rate of 20% annually on the anniversary of the grant date.

b)	Options with service and performance requirements (“Performance Conditions”)

These options were granted to purchase an equivalent number of Class B common shares and Class B preferred shares, respectively, of DCC at $1 per Class B common share and $0.70 per Class B preferred share. The options become eligible to vest annually from the date of grant at a rate of 20% upon occurrence of (i) a change of control, or (ii) an initial public offering, where certain minimum rates of return are achieved.

An option on the Class B common shares must be exercised in combination with 2.86 options on the Class B preferred shares (referred to as a “Combined Option”).

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	Number of Class B common share options		Number of Class B preferred share options
	Service	Performance	Service	Performance
Outstanding – January 31, 2005	1,350,000	2,700,000	2,698,581	5,397,162
Granted	604,167	1,208,334	1,207,699	2,415,398

Outstanding –January 31, 2006	1,954,167	3,908,334	3,906,280	7,812,560
Effect of the Equalization	(1,340,236)	(2,680,472)	(2,153,618)	(4,307,236)

Outstanding – February 4, 2007	613,931	1,227,862	1,752,662	3,505,324

Exercisable – February 4, 2007	207,611	—	592,691	—

The weighted average remaining contractual term of all options outstanding and of exercisable options as at February 4, 2007 and January 31, 2006 was 8.0 years and 9.0 years, respectively.

The weighted average fair value of the Combined Option at the grant date (determined using the Monte Carlo simulation model) is as follows:

$
Combined Option with Service Conditions	0.99
Combined Option with Performance Conditions	0.58

The total intrinsic value for the Combined options fully vested as of February 4, 2007 is $1,991,000 (2006 – nil).

The fair values have been determined based on an independent appraisal using the following weighted average assumptions:

Expected life	7.2 years
Risk-free interest rate	4.2%
Volatility	49.9%
Minority shareholder discount	13.0%
Estimated Liquidation Event Horizon (IPO or change of control)	5 years

The expected life was estimated using the average of the vesting period and the contractual life of the options.

The volatility was estimated based on stock prices of comparable companies.

For the expected dividend rate, it was estimated that no dividends will be paid on DCC’s Class B common and Class B preferred shares. However, the fact that the redemption value of DCC’s Class B preferred shares accretes by 2.7% quarterly was considered in determining the fair values.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership has recognized a stock-based compensation expense of $537,000 for the year ended February 4, 2007 (2006 – $598,000; 2005 – $202,000) relating to the options with Service Conditions and nil for the same periods for options with Performance Conditions.

Had the performance requirements been met (change of control or an initial public offering, where the minimum rates of return were achieved), the Partnership would have recognized an additional expense of approximately $1,555,000 (2006 – $924,000; 2005 – $144,000) using the accelerated attribution method over the vesting period. If or when the performance conditions are met, the Partnership will record in that period the cumulative expense that would have otherwise been recognized had the outcome of the performance conditions been known as at the grant date. The total compensation costs related to non-vested awards not yet recognized as at February 4, 2007 amounted to $598,000 for options with service conditions and $2,247,000 for options with performance conditions.

13	Statement of cash flows information

The changes in non-cash working capital components are as follows:

	2007 $	2006 $	2005 (2 1/2 months) $
Accounts receivable	(2,380)	(357)	(2,398)
Income taxes recoverable	(915)	(666)	527
Deposits and prepaid expenses	(5,296)	(2,023)	1,710
Merchandise inventories	(11,970)	(24,966)	35,908
Accounts payable	3,502	(10,394)	2,879
Accrued expenses and other	1,114	19,342	12,270

	(15,945)	(19,064)	50,896

Interest paid for the year ended February 4, 2007 was approximately $47,055,000 (2006 – $39,263,000; 2005 – $8,826,000).

14	Related party transactions

Included in expenses are management fees of $3,194,000 (2006 – $3,554,000; 2005 – $298,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which are mainly comprised of rent total $7,550,000 for the year ended February 4, 2007 (2006 – $5,473,000; 2005 – $781,000).

Included in accrued expenses and other is $1,500,000 (2006 – $1,798,000; 2005 – $520,000) payable to Bain Capital Partners VIII, LP.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Acquisition costs and deferred financing costs incurred in 2005 included approximately $88,000 and $8,654,000, respectively, charged by Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

15	Income taxes

Reconciliation of income tax rates

	2007 $	2006 $	2005 (2 1/2 months) $
Earnings (loss) before income taxes	82,036	36,683	(22,679)
Earnings (loss) from limited partnerships	81,106	35,991	(22,750)

	930	692	71
Combined statutory tax rate	38%	38%	42%

Income taxes at statutory rate	353	263	29
Add: Net impact of non-deductible expense and large corporations tax	5	1,414	498

Provision for current income taxes	358	1,677	527

Future income taxes

In computing the taxable income allocated to the partners, the Partnership has claimed capital cost allowance and certain other deductions relating to deferred charges that reduce the income allocation to the partners, thereby deferring to future years income taxes otherwise payable by them.

The net difference between the reported amounts of assets and liabilities and the tax bases relating to the activities carried out by the various limited partnerships in the group is estimated at $111,290,000 as at February 4, 2007 (2006 – $71,258,000).

16	Comparative figures

Certain comparative figures have been reclassified to conform with the basis of presentation used in the current year.

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

17	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these consolidated financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States.

18	Supplemental condensed consolidating financial information

In connection with the issuance of the Partnership’s senior subordinated notes, all of its wholly owned subsidiaries provided guarantees for the Notes. Dollarama Group L.P. (the “Parent”) does not have any independent assets or operations and the guarantees provided by the subsidiaries are full and unconditional as well as joint and several. The subsidiaries are subject to restrictions on their ability to distribute earnings to the Parent.

Report of Independent Registered Public Accounting Firm

To the Directors of S. Rossy Inc. and Dollar A.M.A. Inc.

We have audited the accompanying combined balance sheets of S. Rossy Inc. and Dollar A.M.A. Inc. as at November 17, 2004 and January 31, 2004 and the combined statements of earnings, retained earnings and cash flows for the period from February 1, 2004 to November 17, 2004 and for the year ended January 31, 2004. These combined financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these combined financial statements present fairly, in all material respects, the financial position of the Companies as at November 17, 2004 and January 31, 2004 and the results of their operations and their cash flows for the period from February 1, 2004 to November 17, 2004 and for the year ended January 31, 2004 in conformity with Canadian generally accepted accounting principles.

Montreal, Québec April 8, 2005	(RSM Richter LLP) Chartered Accountants

S. Rossy Inc. and Dollar A.M.A. Inc.

Combined Balance Sheets

(Expressed in Thousands of Canadian Dollars)

	As at
	November 17, 2004	January 31, 2004
	$	$
ASSETS
Current
Cash and cash equivalents	49,492	18,711
Receivables	697	1,007
Income taxes refundable	1,106	—
Loans and sundry receivables (notes 5 & 18)	16,537	8,731
Deposits and prepaid expenses	3,020	2,831
Merchandise inventories	118,210	125,310

	189,062	156,590
Property and Equipment (note 6)	36,842	36,015
Investment in and Advances to Related Parties (note 7)	4,542	4,542
Favorable Lease Rights (note 8)	3,279	3,997
Future Income Taxes	4,640	2,563

Total Assets	238,365	203,707

See accompanying notes

S. Rossy Inc. and Dollar A.M.A. Inc.

Combined Balance Sheets—(Continued)

(Expressed in Thousands of Canadian Dollars)

	As at
	November 17, 2004	January 31, 2004
	$	$
LIABILITIES
Current
Accounts payable	15,814	27,882
Accrued expenses and other (note 10)	12,465	26,772
Dividend payable	—	16,000
Incomes taxes payable	—	4,854
Derivative financial instruments	7,198	—
Current portion of long-term debt (note 11)	—	621
Current portion of obligations under capital leases (note 12)	—	525

	35,477	76,654
Long-Term Debt (note 11)	—	1,510
Due to Company Under Common Control (note 13)	135,000	91,500

Total Liabilities	170,477	169,664

Commitments and Contingencies (note 14)

SHAREHOLDERS’ EQUITY
Capital Stock (note 15)	3,432	3,432
Retained Earnings	64,456	30,611

Total Shareholders’ Equity	67,888	34,043

Total Liabilities and Shareholders’ Equity	238,365	203,707

See accompanying notes

S. Rossy Inc. and Dollar A.M.A. Inc.

Combined Statement of Retained Earnings

(Expressed in Thousands of Canadian Dollars)

	Period ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Balance—Beginning of Period	30,611	26,642
Net earnings	33,845	44,819

	64,456	71,461
Dividends	—	40,850

Balance—End of Period	64,456	30,611

See accompanying notes

S. Rossy Inc. and Dollar A.M.A. Inc.

Combined Statement of Earnings

(Expressed in Thousands of Canadian Dollars)

	Period ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Sales	478,337	584,603

Cost of Sales and Expenses
Cost of sales	325,570	404,782
General, administrative and store operating expenses (note 18)	82,408	96,511
Amortization of property and equipment	6,539	8,345
Amortization of favorable lease rights	718	935

	415,235	510,573

Operating Income	63,102	74,030
Interest expense (note 18)	3,927	5,404
Foreign exchange loss on derivative financial instruments (note 3)	7,198	—

Earnings Before Income Taxes	51,977	68,626
Income taxes (note 16)	18,132	23,807

Net Earnings	33,845	44,819

See accompanying notes

S. Rossy Inc. and Dollar A.M.A. Inc.

Combined Statement of Cash Flows

(Expressed in Thousands of Canadian Dollars)

	Period ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year )
	$	$
Funds Provided (Used)—
Operating Activities
Net earnings	33,845	44,819
Amortization	7,257	9,280
Future income taxes	(2,077)	(562)
Loss on disposal of property and equipment	5	25
Foreign exchange loss on derivative financial instruments	7,198	—

	46,228	53,562
Changes in non-cash operating elements of working capital (note 17)	(32,920)	(10,761)

Net Cash Provided by Operating Activities	13,308	42,801

Investing Activities
Purchase of property and equipment	(7,371)	(12,134)
Proceeds on disposal of property and equipment	—	237
Advances to a related party	—	(1)

Net Cash Used in Investing Activities	(7,371)	(11,898)

Financing Activities
Dividends paid	(16,000)	(53,350)
Due to company under common control	43,500	34,500
Repayment of long-term debt	(2,131)	(761)
Repayment of obligations under capital leases	(525)	(771)

Net Cash Provided by (used in) Financing Activities	24,844	(20,382)

Increase in Cash and Cash Equivalents	30,781	10,521
Cash and Cash Equivalents
Beginning of Period	18,711	8,190

End of Period	49,492	18,711

See accompanying notes

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

1.	Nature of Business

The Companies operate discount variety retail stores in Canada under the name DOLLARAMA that sell substantially all items for $1.00 or less. As at November 17, 2004, the Companies operated 346 stores (January 31—331) in the provinces of Québec, Ontario, Manitoba and the Maritime provinces. The Companies’ corporate headquarters, distribution centre and warehouses are located in Montreal, Canada.

2.	Basis of Presentation

The combined financial statements reflect the historical financial position, results of operations and cash flows of the businesses of S. Rossy Inc. and Dollar A.M.A Inc. (the “Companies”). On combination all significant inter-company transactions and balances have been eliminated.

Historically certain parties related to the Companies (see note 18) provided services such as short-term financing, rental of corporate headquarters, distribution centre, two warehouses and seven stores, and various management functions. The costs of these services are not necessarily indicative of the cost that would have been incurred if the Companies had internally performed or acquired the services from unrelated parties.

3.	Change in Accounting Policy

On February 1, 2004, the Companies adopted the Canadian Institute of Chartered Accountants (“CICA”) Accounting Guideline #13 (AcG-13), “Hedging Relationships” and the Emerging Issues Committee abstract (EIC) 128, “Accounting for Trading, Speculative or Non-hedging Derivative Financial Instruments”. AcG-13 provides detailed guidance on the identification, designation, documentation and effectiveness of hedging relationships, for the purposes of applying hedge accounting and the discontinuance of hedge accounting. EIC-128 requires that any derivative financial instrument not designated within an AcG-13 compliant hedging relationship be measured at fair value with changes in fair value recorded in earnings.

The impact of recognizing derivatives at fair value resulted in an increase in derivative financial instruments on the balance sheet of approximately $7,198,000 as at November 17, 2004 and the resulting changes in fair value were recognized as a reduction of earnings.

4.	Summary of Significant Accounting Policies

Use of Estimates

In preparing the Companies’ financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

Valuation of Merchandise Inventories

The valuation of merchandise inventories is determined by the retail inventory method valued at the lower of cost (first-in, first-out) or market. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value.

Property and Equipment

Property and equipment are carried at cost and the equipment acquired under capital leases is recorded at the present value of the minimum lease payments.

Amortization

Property and equipment are amortized over the estimated useful lives of the respective assets as follows:

On the declining balance method—

Buildings	5%
Store and warehouse equipment	20%
Equipment acquired under capital leases	20%
Head office equipment	20%
Computer equipment	30%
Vehicles	30%

On the straight-line method—

Leasehold improvements	lesser of five years and base, non-cancelable term of leases

Impairment of Long-Lived Assets

During the period, the Companies adopted the CICA Handbook Section 3063 “Impairment of Long-Lived Assets”. The new standards require an impairment loss to be recognized when the carrying amount of a long-lived asset to be held and used, such as property and equipment and favorable leases rights, exceeds the sum of the undiscounted cash flows expected from its use and eventual disposition. The impairment recognized should be measured as the amount by which the carrying amount of the asset exceeds its fair value. The standard has been applied prospectively and has no impact on the current period’s results.

Investment

The Companies carry their investment using the cost method.

Favorable Lease Rights

The favorable lease rights represent payments made to acquire leases from third parties and are amortized on the straight-line method over the remaining term of the operating leases.

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

Operating Leases

The Companies recognize rental expense and inducements received from landlords on a straight-line basis over the base, non-cancelable lease terms. Any difference between the calculated expense and the amounts actually paid is reflected as a liability in the Companies’ balance sheet.

The Companies recognize contingent rental expense when the achievement of specified sales targets are considered probable.

Pre-Opening Costs

Costs associated with the opening of new stores are expensed as incurred.

Foreign Currencies

Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the financial statements when realized.

Foreign exchange gains of approximately $3,410,000 (January 31—$5,302,000) have been included in cost of sales on the combined statement of earnings.

Derivative Financial Instruments

The Companies use derivative financial instruments to manage risks related to foreign exchange and not for trading or speculative purposes. Gains and losses on outstanding foreign exchange options used to mitigate foreign exchange risks on future purchases are recorded in the financial statements when realized.

Future Income Taxes

The Companies follow the liability method with respect to accounting for income taxes. Future tax assets and liabilities are determined based on differences between the carrying amount and the tax basis of assets and liabilities (temporary differences). Future income tax assets and liabilities are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Future income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the assets will be realized.

Revenue Recognition

The Companies recognize sales at the time the sales are made to the customer.

Cost of Sales

The Companies include the cost of merchandise inventories, procurement, warehousing and distribution costs, and certain occupancy costs in cost of sales.

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

Vendor Rebates

The Companies record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases, at cost which has the effect of reducing cost of sales.

Employee Future Benefits

The Companies offer a group defined contribution plan to eligible employees whereby the Companies match employees’ contributions up to 3% of the employee’s salary. The pension expense for the period ended November 17, 2004 amounted to approximately $464,000 (January 31—$458,000).

5.	Loans and Sundry Receivable

	November 17, 2004	January 31, 2004
	$	$
Non-interest bearing loans to Stepne Holdings Ltd. (note 18)	15,860	—
Loans to 9076-4028 Québec Inc. (note 18), bearing interest at the prime rate of the Royal Bank of Canada plus 0.5% per annum	—	8,500
Sundry receivables	30	231
Sales taxes	647	—

	16,537	8,731

6.	Property and Equipment

As at November 17, 2004

	Cost	Accumulated Amortization	Net Carrying Amount
	$	$	$
Land	245	—	245
Building	1,875	1,047	828
Store and warehouse equipment	62,118	35,347	26,771
Leasehold improvements	13,616	5,878	7,738
Head office equipment	665	606	59
Computer equipment	1,212	721	491
Vehicles	1,178	468	710

	80,909	44,067	36,842

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

As at January 31, 2004

	Cost	Accumulated Amortization	Net Carrying Amount
	$	$	$
Land	245	—	245
Building	1,875	1,012	863
Store and warehouse equipment	54,640	29,336	25,304
Equipment acquired under capital leases	2,882	1,937	945
Leasehold improvements	11,677	4,142	7,535
Head office equipment	649	590	59
Computer equipment	1,034	622	412
Vehicles	1,192	540	652

	74,194	38,179	36,015

7.	Investment in and Advances to Related Parties

The investment in and advances to S. Rossy Investments Inc., an investee of S. Rossy Inc. and under the same common control as Dollar A.M.A Inc., consists of the following:

	November 17, 2004	January 31, 2004
	$	$
Investments
1,615,778 Class “B” non-voting shares, acquired under Section 85(1) of the Income Tax Act (Canada) and Section 518 of the Taxation Act (Québec) at the cost as of the date of acquisition (redemption value—$1,615,778)	471	471
148,801 Class “D” non-voting shares, acquired under Section 85(1) of the Income Tax Act (Canada) and Section 518 of the Taxation Act (Québec) at the fair market value as of the date of acquisition (redemption value—$148,801)	149	149

	620	620
Advances
Non-interest bearing with no specific terms of repayment	3,922	3,922

	4,542	4,542

8.	Favorable Lease Rights

	November 17, 2004	January 31, 2004
	$	$
Cost	6,138	6,297
Accumulated amortization	2,859	2,300

	3,279	3,997

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

Amortization of favorable lease rights for the next five years is approximately as follows:

$
November 17, 2005	837
November 17, 2006	810
November 17, 2007	736
November 17, 2008	546
November 17, 2009	251

9.	Banking Facility

The Companies have available a collateralized bank line of credit for a maximum of $20,000,000 ($30,000,000 between September 1 and December 31). Borrowings are limited to 50% of eligible merchandise inventories of the Companies. The line of credit is collateralized by the merchandise inventories and is reviewed annually. Interest accrues on outstanding advances at the bank’s prime rate and is payable monthly.

10.	Accrued Expenses and Other

	November 17, 2004	January 31, 2004
	$	$
Accrued payroll, bonuses, fees and vacation pay	3,460	12,857
Sales taxes	—	4,696
Accrued liabilities and other	9,005	9,219

	12,465	26,772

11.	Long-Term Debt

	November 17, 2004	January 31, 2004
	$	$
Loans repaid during the period	—	2,131

Long-term debt interest for the period ended November 17, 2004 amounted to approximately $135,000 (January 31—$115,000).

12.	Obligations Under Capital Leases

	November 17, 2004	January 31, 2004
	$	$
Capital leases repaid during the period	—	525

Interest on obligations under capital leases for November 17, 2004 amounted to $17,000 (January 31—$69,000).

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

13.	Due to Company Under Common Control

9086-6666 Québec Inc. owns 100% of S. Rossy Inc. and has common shareholders with Dollar A.M.A. Inc. The loan is repayable in full on January 31, 2010. The loan bears interest at the prime rate of the Royal Bank of Canada plus 0.5% per annum, with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The loan is secured by a movable hypothec on the universality of movable property ranking second (2nd) to the Companies’ lenders.

Interest charged by 9086-6666 Québec Inc. for November 17, 2004 amounted to $4,430,000 (January 31—$4,453,000) and approximates market rates.

14.	Commitments and Contingencies

At November 17, 2004, there were contractual obligations for leases amounting to approximately $242,368,000 (January 31—$193,456,000). The leases extend over various periods up to the year 2019 and it is expected that in the normal course of operations most leases will be renewed under option clauses or will be renegotiated.

The basic annual rent (including leases with related parties) exclusive of contingent rentals, for the next five years is as follows:

$
November 17, 2005	33,206
November 17, 2006	32,432
November 17, 2007	30,461
November 17, 2008	27,574
November 17, 2009	23,589
thereafter	95,106

The basic annual rent and contingent rent for store, warehouse, distribution centre and corporate headquarters’ operating leases (including leases with related parties) included in the accompanying combined statements of earnings is $23,275,000 (January 31—$27,829,000) and $532,000 (January 31—$761,000), respectively.

S. Rossy Inc. has furnished an unlimited guarantee with respect to the indebtedness of S. Rossy Investment Inc. to the Business Development Bank of Canada. As at November 17, 2004, the total outstanding indebtedness of S. Rossy Investments Inc. amounted to approximately $2,327,000 (January 31—$2,481,000).

The Companies sometimes utilize financial instruments to reduce the risks associated with changes in foreign currency rates. The Companies do not hold financial instruments for trading or speculative purposes.

On September 8, 2004, the Companies sold an option to their banker. The option allows the Companies’ banker to purchase $25,400,000 Canadian (January 31—$19,463,000) from the Companies in exchange for $20,000,000 U.S. (January 31—$15,000,000 U.S.). The Companies’ banker may exercise this option on November 30, 2004. As at November 17, 2004, the fair value of this option is ($1,524,000) which has been recorded as a reduction of earnings in the combined statement of earnings and included in “derivative financial instruments” on the combined balance sheet.

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

As at November 17, 2004, the Companies had foreign exchange forward contracts to purchase $65,000,000 U.S. (January 31—$Nil) for $83,321,000 Canadian (January 31—$Nil), maturing between December 2004 and June 2005. The fair value of these contracts outstanding at November 17, 2004 was approximately ($5,673,000) which has been recorded as a reduction of earnings in the combined statement of earnings and included in “derivative financial instruments” on the combined balance sheet.

Legal proceedings have been instituted against the Companies for alleged copyright infringement pertaining to the sale of certain products. The Companies have denied this claim and, in the opinion of Management, this claim is without merit. It is not possible at this time to determine the outcome of this matter accordingly, no provision has been made in the accounts for this claim.

15.	Capital Stock

Authorized without limit as to number and without par value—

S. Rossy Inc.

Preferred shares	Non-voting, monthly non-preferential and non-cumulative dividend not to exceed 1%, redeemable at $1 per share, non-participating

Common shares	Voting

Dollar A.M.A Inc.

Class “A” common shares	Voting and participating

Class “B” common shares	Non-voting and participating

Class “A” preferred shares	Voting, with no dividend entitlement, retractable at the consideration received, redeemable at the consideration received upon the death of a shareholder, non-participating

Class “B” preferred shares	Non-voting, preferential annual dividend at a rate equivalent to 80% of the prime rate charged by the financial institution of the Company, redeemable at the consideration received, non-participating

Class “C” preferred shares	Non-voting, monthly non-cumulative dividend of 1%, redeemable at the consideration received, non-participating

Class “D” preferred shares	Non-voting, monthly non-cumulative dividend of 1%, retractable at the consideration received, non-participating

Issued	November 17, 2004	January 31, 2004
	$	$
S. Rossy Inc.
200,000 common shares	3,431	3,431
Dollar A.M.A Inc.
100,000 Class “A” common shares	1	1

	3,432	3,432

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

16.	Income Taxes

The provision for income taxes consists of the following:

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Current	20,209	24,369
Future	(2,077)	(562)

	18,132	23,807

Significant components of future income tax assets and liabilities at November 17, 2004 are as follows:

	November 17, 2004	January 31, 2004
	$	$
Future income tax assets
Property and equipment	1,244	2,302
Derivative financial instruments	2,448	—
Other	948	261

	4,640	2,563

Income taxes reported differ from the amount computed by applying statutory rates to earnings before income taxes. The reasons are as follows:

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Statutory income taxes	20,907	27,706
General tax reduction for Canadian controlled private corporations	(4,375)	(3,632)
Non-deductible expenses on sale of assets	1,216	—
Other	384	(267)

	18,132	23,807

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

17.	Statement of Cash Flows Information

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Receivables	310	(258)
Income taxes refundable	(1,106)	—
Loans and sundry receivables	(7,806)	(6,696)
Deposits and prepaid expenses	(189)	(1,818)
Merchandise inventories	7,100	(7,897)
Accounts payable	(12,068)	3,547
Accrued expenses and other	(14,307)	7,662
Income taxes payable	(4,854)	(5,301)

	(32,920)	(10,761)

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Interest and Income Taxes Paid
Interest paid	4,213	5,185
Income taxes paid	23,682	29,708

18.	Related Party Transactions

The Companies have engaged in transactions with the following related entities:

Company	Relationship
Stepne Holdings Ltd.	Company controlled by the controlling shareholder
9086-6666 Québec Inc.	Parent of S. Rossy Inc. and under the same common control as Dollar A.M.A. Inc.
S. Rossy Investments Inc.	Investee of S. Rossy Inc. and under the same common control as Dollar A.M.A. Inc.
9076-4028 Québec Inc.	Company controlled by the controlling shareholder

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

The following transactions occurred between the Companies and the afore-noted entities:

9 1/2 month period November 17, 2004	Stepne Holdings Ltd.	9086-6666 Québec Inc.	S. Rossy Investments Inc.	9076-4028 Québec Inc.	Ultimate Shareholders	Total
	$	$	$	$	$	$
Revenue
Interest	—	—	—	68	—	68

Expenses
Rent	—	—	763	2,441	76	3,280
Interest	—	4,430	—	—	—	4,430
Management fees	4,957	—	—	—	—	4,957

	4,957	4,430	763	2,441	76	12,667

Year ended January 31, 2004	Stepne Holdings Ltd.	9086-6666 Québec Inc.	S. Rossy Investments Inc.	9076-4028 Québec Inc.	Ultimate Shareholders	Total
	$	$	$	$	$	$
Revenue
Interest	—	—	—	186	—	186

Expenses
Rent	—	—	1,012	2,450	99	3,561
Interest	204	4,453	—	—	24	4,681
Management fees	6,200	—	—	—	—	6,200

	6,404	4.453	1,012	2,450	123	14,442

These transactions were measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

19.	Purchases From a Major Supplier

Approximately $47,347,000 (17.9%) (January 31—$138,153,000 (39.4%)) of the Companies’ purchases are made from Aris Import Inc., the major distributor used by the Companies for imports from overseas. The Companies are the only customers of Aris Import Inc.

These transactions were measured at the exchange amount which is the amount of the consideration established and agreed to by the parties.

20.	Financial Instruments

Exchange Rate Risk

The Companies purchase internationally and are therefore exposed to market risks related to foreign currency fluctuations. To reduce these risks, the Companies use derivative financial instruments such as forward exchange contracts and foreign currency denominated options, principally in U.S. dollars. The Companies do not

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

hold or issue derivative financial instruments for trading or speculative purposes. Derivative financial instruments are subject to standard credit terms and conditions, financial controls, management and risk monitoring procedures. The Companies deal with a major financial institution and do not anticipate nonperformance by counterparties.

Fair Value

Cash and cash equivalents, receivables, sundry receivables, accounts payable, accrued expenses and other, and dividend payable are all short-term in nature and as such, their carrying values approximate fair values.

The estimated fair value of the long-term debt and obligations under capital leases is based upon discounted future cash flow, using the current market rate for a similar long-term debt and obligations under capital leases. The fair values of these financial instruments approximate their carrying values.

A reasonable estimate of the fair value could not be made for the loans receivable, advances to related parties and due to Company under common control as there is no comparable market data.

21.	Reconciliation of Accounting Principles Generally Accepted in Canada and in the United States

The Companies prepare the financial statements in accordance with Canadian generally accepted accounting principles (Canadian GAAP), which conform in all material respects to those in the United States (U.S. GAAP), except as follows:

(a)	Foreign Exchange Contracts

On February 1, 2001, the Companies prospectively adopted the Financial Accounting Standards Board Statement 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its amendments (FAS 138 and FAS 149), which require all derivatives to be carried on the balance sheet at fair value. The foreign exchange contracts used by the Companies did not qualify for hedge accounting treatment during the period ended November 17, 2004 and the year ended January 31, 2004 under U.S. GAAP; changes in the fair value of the derivatives were included in the earnings of the periods.

In June 2002, the Canadian Institute of Chartered Accountants issued Emerging Issues Committee Abstract of Issue Discussed 128 “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC-128”) which requires all derivatives that are entered into for trading or speculative purposes, or that do not qualify for hedge accounting under Accounting Guideline 13 “Hedging Relationships” (“AcG-13”), to be recognized in the balance sheet and measured at fair value with changes in fair value of the derivatives to be charged to earnings. EIC-128 was applicable to the Companies’ first interim period ended April 30, 2004. Previously, under Canadian GAAP the fair value of derivative instruments were disclosed in the notes to the combined financial statements but were not recorded in the combined balance sheet.

(b)	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003, and otherwise to interests

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

in variable interest entities (“VIE”) for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. The guideline provides specific guidance for determining when an entity is a VIE, and who, if anyone, should consolidate the VIE. FIN 46R was applied to the Companies’ first interim period ended April 30, 2004.

The Companies have determined that Aris Import Inc., the major distributor used by the Companies for imports from overseas and S. Rossy Investments Inc., owner of the Companies’ head office, distribution centre and 4 stores meet the criteria for being VIE’s. Accordingly, the Companies are required to consolidate the results of Aris Import Inc. and S. Rossy Investments Inc. commencing in the first interim period ended April 30, 2004.

Under Canadian GAAP, Accounting Guideline # 15 “Consolidation of Variable Interest Entities” will require the Companies to consolidate the results of Aris Import Inc. and S. Rossy Investments Inc. beginning only in the interim period ended April 30, 2005.

The above adjustments have no material impact on the combined statement of earnings and the combined statement of cash flows.

The effect of the above adjustments on the combined balance sheet is as follows:

As at November 17, 2004

	Per Canadian GAAP	Aris Import Inc.	S. Rossy Investments Inc.	Consolidation adjustments	Per U.S. GAAP
	$	$	$	$	$
Current assets	189,062	13,221	1,281	(1,504)	202,060
Property and equipment	36,842	110	7,718	—	44,670
Other non current assets	12,461	—	248	(4,543)	8,166

	238,365	13,331	9,247	(6,047)	254,896

Current liabilities	35,477	12,124	1,084	—	48,685
Non-controlling interest	—	—	—	1,235	1,235
Other long-term liabilities	135,000	—	6,010	(3,922)	137,088
Shareholders’ equity	67,888	1,207	2,153	(3,360)	67,888

	238,365	13,331	9,247	(6,047)	254,896

S. Rossy Inc. has furnished an unlimited guarantee (note 14) with respect to the indebtedness of S. Rossy Investments Inc.

Aris Import Inc. has letters of credit issued for purchase of inventories totaling $1,017,000 (U.S.$852,000).

22.	Subsequent Events

On November 18, 2004, S. Rossy Inc. acquired certain property and equipment of Aris Import Inc. used in the operation of its import business for no consideration.

S. Rossy Inc. and Dollar A.M.A. Inc.

Notes to Combined Financial Statements—(Continued)

November 17, 2004

(Tabular amounts are expressed in thousands of Canadian dollars,

whereas all other amounts are in Canadian dollars)

On November 18, 2004, the Companies sold substantially all of their operating assets and liabilities, pursuant to an asset purchase agreement. The consideration paid by the acquiree was approximately $1,020,112,000 of which $934,304,000 was paid in cash and the balance in equity of the acquiree. The net book value of the assets and liabilities sold is approximately as follows:

$
Assets
Cash and cash equivalents	15,540
Receivables, deposits and prepaid expenses	3,614
Merchandise inventories	118,210
Property and equipment	35,769
Favorable lease rights	3,279

Liabilities
Accounts payable and accrued liabilities	(19,793)
Derivatives	(7,198)

Net Assets Sold	149,421

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. We continued to invest in improving our internal controls over financial reporting during the fiscal year ended February 4, 2007.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

We are controlled by our general partner, Dollarama Group GP Inc., which is controlled by our parent, Dollarama Capital Corporation, and ultimately by affiliates of funds managed by Bain Capital Partners, LLC. The following table sets forth information regarding the executive officers and directors of our general partner.

Name	Age	Position(s)
Larry Rossy	64	Chief Executive Officer and Director

Robert Coallier	46	Senior Vice President, Chief Financial Officer and Secretary

Neil Rossy	37	Senior Vice President, Merchandising, and Director

Leonard Assaly	53	Senior Vice President, Information Technology and Logistics

Alan Rossy	44	Senior Vice President, Store Operations

Gregory David	39	Senior Vice President, Business Development, and Director

Geoffrey Robillard	48	President, Aris Import Inc.

Matthew Levin	41	Director

Joshua Bekenstein	48	Director

Todd Cook	36	Director

Nicholas Nomicos	44	Director

Larry Rossy has been with us since 1965 and has been our Chief Executive Officer since 1981. He is also a member of our board of directors. In 1992, Mr. Rossy made the strategic decision to convert to the “dollar store” concept. Since that time, Mr. Rossy’s principal focus has been on the expansion of the Dollarama retail network. In addition to overseeing the organization, Mr. Rossy is directly responsible for new store development and site selection. Mr. Rossy serves as a director of Colart Design Inc. and Confection Courcel Inc.

Robert Coallier has been our Chief Financial Officer since August 2005. From 2000 to June, 2005, Mr. Coallier held various positions at the Molson Coors Brewing Company, including its chief financial officer and its global chief business development officer. Prior to joining Molson, from 1996 to 2000, Mr. Coallier was vice president and chief financial officer of C-Mac Industries, Inc., an electronics manufacturer. Mr. Coallier serves as a director of Quebecor World Inc. and is also a member of different committees.

Neil Rossy has been with us since 1992 and is currently our Senior Vice President, Merchandising. He is also a member of our board of directors. Mr. Rossy is responsible for merchandising, overseeing the graphic design staff responsible for creating our house brands, and conducting special projects such as head office/warehouse construction and store fixture design.

Leonard Assaly has been with us since 1973 and is currently our Senior Vice President, Information Technology and Logistics. Mr. Assaly is responsible for our information technology systems and a variety of internal operations. He oversees and executes the development and implementation of retail software applications and our intranet and extranet.

Alan Rossy has been with us since 1988 and is currently our Senior Vice President, Store Operations. Mr. Rossy is responsible for store merchandising and the layout thereof, the management of district supervisors and store managers, advertising, and our Security and Loss Prevention program.

Gregory David has been our Senior Vice President, Business Development since 2003 and is a member of our board of directors. Mr. David is responsible for strategy and non-retail operations. Prior to joining our company, Mr. David was a financial and strategic advisor to private and public companies. Previously, he worked at Claridge Inc. from 1998 to 2000 and at McKinsey & Co. from 1996 to 1998.

Geoffrey Robillard has been the President of Aris Import Inc., a wholly-owned subsidiary of ours, since November 2004. From 1973 to November 2004, Mr. Robillard was President of 9148-7264 Québec Inc. (formerly known as Aris Import Inc.), which was at that time a major distributor for imports from overseas. Mr. Robillard became an officer of Aris Import Inc. when we acquired the assets of 9148-7264 Québec Inc. as part of the Acquisition. He is responsible for our import division and manages a team that sources product internationally, evaluates supplier’s offers and samples, and works with our buyers to choose merchandise. He handles pricing negotiations and quality control issues with import suppliers. He also coordinates all import delivery logistics, duties, and customs.

Matthew Levin is a member of our board of directors. He is a managing director at Bain Capital Partners, LLC. Prior to joining Bain Capital Partners, LLC in 1992, Mr. Levin was a consultant at Bain & Company, where he consulted in the consumer products and manufacturing industries. He serves as a director of several corporations, including Bombardier Recreational Products, Unisource and Michaels Stores.

Joshua Bekenstein is a member of our board of directors. He is a managing director at Bain Capital Partners, LLC. Prior to joining Bain Capital Partners, LLC in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries. Mr. Bekenstein serves as a director of several corporations, including Bombardier Recreational Products Inc., Shoppers Drug Mart, Waters Corporation, Bright Horizons Family Solutions and Michaels Stores.

Todd Cook is a member of our board of directors. He has been a principal of Bain Capital Partners, LLC since 1996. Prior to joining Bain Capital Partners, LLC, Mr. Cook was a consultant at Bain & Company. He also serves as director of Michaels Stores and Dunkin’ Brands.

Nicholas Nomicos is a member of our board of directors. He also served as our Interim Chief Financial Officer from November 2004 to August 2005. Mr. Nomicos is an operating partner at Bain Capital Partners, LLC. Prior to joining Bain Capital, Mr. Nomicos held several senior corporate and division management positions at Oak Industries Inc. Previously, Mr. Nomicos was a manager at Bain & Company. He serves as a director of several corporations, including Bombardier Recreational Products and Burlington Coat Factory Warehouse Corporation.

Some of the directors and officers are related to each other. Specifically, Larry Rossy is Neil Rossy’s father, and a cousin of each of Leonard Assaly and Alan Rossy.

We have a standing Audit Committee. Our board of directors has not identified any member of our audit committee as a financial expert within the meaning of the rules of the Securities Act of 1933, because it is not necessary considering our ownership.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our Board of Directors makes decisions and recommendations regarding salaries, annual bonuses and equity incentive compensation for our executive officers. It is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of the chief executive officer and our other executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this evaluation, our Board of Directors determines and approves the chief executive officer’s and other executive officers’ compensation. Our Board of Directors solicits input from our chief executive officer regarding the performance of the company’s other executive officers. Finally, the Board of Directors also administers our incentive compensation and benefit plans.

The chief executive officer reviews our compensation plan. Based on his analysis, the chief executive officer recommends a level of compensation to the Board of Directors which he views as appropriate to attract, retain and motivate executive talent. Our Board of Directors determines and approves the chief executive officer’s, other executive officers’ and other officers’ compensation.

Our Compensation Objective

Our compensation practices are designed to retain, motivate and reward our executive officers for their performance and contributions to our long-term success. Our Board of Directors seeks to compensate our executive officers by combining short and long-term cash and equity incentives. It also seeks to reward the achievement of corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation.

Our Board of Directors seeks to tie individual goals to the area of the executive officer’s primary responsibility. These goals may include the achievement of specific financial or business development goals. The Board of Directors seeks to set company performance goals that reach across all business areas and include achievements in finance/business development and corporate development.

Compensation Components

Our compensation consists primarily of three elements: base salary, annual bonus and long-term equity incentives. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. An executive’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Base salaries are reviewed annually and increased for merit reasons, based on the executives’ success in meeting or exceeding individual performance objectives. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The Board of Directors assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our long-term, company-wide goals. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary.

For the fiscal year ended February 4, 2007, Mr. Rossy was eligible to receive a target bonus of 200.00% of his base salary. Mr. Robillard was eligible to receive a target bonus of 50% of his base salary and Messrs. Coallier, Neil Rossy, Alan Rossy and Leonard Assaly were eligible to receive a target bonus of 100.00% of their respective base salaries.

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward executive officers for their sustained contributions to the company. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. The Board of Directors believes that incentive stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. Our management option plan allows us the opportunity to grant options to purchase shares of certain classes of common and preferred equity securities of our parent. The Board of Directors does not award options according to a prescribed formula or target. Instead, we take into account the individual's position, scope of responsibility, ability to affect profits and the individual's historic and recent performance and the value of the awards in relation to other elements of the individual executive's total compensation.

Termination Based Compensation

Severance and acceleration of vesting of equity-based awards. For payments due to our executive officers upon a change in control, and the acceleration of vesting of equity-based awards in the event of a change of control under our option plan, please see “Employment Arrangements and Agreements” below.

Compensation of Named Executive Officers

Summary Compensation Table for Fiscal Year 2007

The following table provides information concerning the compensation of our chief executive officer, chief financial officer and the three most highly compensated officers of our company serving as executive officers as of February 4, 2007. We refer to such officers throughout this report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($) (5)
(a)	(b)	(c)	(f)	(i)		(j)

Larry Rossy, Chief Executive Officer and Director	2007	$300,000	—	$13,908	(2)	$313,908
Geoffrey Robillard, President, Aris Import Inc.	2007	$2,000,000	$210,531	$3,500	(3)	$2,214,031
Robert Coallier, Senior Vice President, Chief Financial Officer and Secretary	2007	$375,000	$203,764	$7,800	(4)	$586,564
Neil Rossy, Senior Vice President, Merchandising	2007	$250,000	$105,266	$7,851	(2)	$363,117
Alan Rossy, Senior Vice President Operations	2007	$250,000	—	$4,666	(3)	$254,666
Leonard Assaly, Senior Vice President, Information Technology and Logistics	2007	$250,000	—	$8,738	(4)	$258,738

(1)	The amount accrued was determined based on the valuation of the options as determined by an outside valuation firm.
(2)	All other compensation is composed of season tickets, gas and car insurance.
(3)	All other compensation is composed of gas and car insurance.
(4)	All other compensation is composed of gas, car insurance and pension plan contributions of $3,000.00 respectively.
(5)	Bonus amounts to be awarded for fiscal year 2007 to our named executive officers under the Company’s non-equity incentive plan have not been calculated as of the date of this Form 10-K. The Company expects to determine the bonus amounts by mid-May.

Grant of Plan-Based Awards

The following table shows target non-equity incentive plan awards for the last completed fiscal year to each of the executive officers named in the Summary Compensation Table.

Grants of Plan-Based Awards for Fiscal Year 2007

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($) (d)
Larry Rossy	600,000
Geoffrey Robillard	1,000,000
Robert Coallier	375,000
Neil Rossy	250,000
Alan Rossy	250,000
Leonard Assaly	250,000

Outstanding Equity Awards at Fiscal Year-End 2007

The following table shows grants of stock options outstanding on February 4, 2007, the last day of our fiscal year, to each of the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at 2007 Fiscal Year-End

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d) (3)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Larry Rossy	—		—	—	—	—

Geoffrey Robillard	113,100	(1)	169,649	—	$1.00	11/18/2014
	322,878	(2)	484,318		$0.70	11/18/2014
	—		—	565,498	$1.00	11/18/2014
	—		—	1,614,392	$0.70	11/18/2014
Robert Coallier	35,344	(1)	141,374	—	$1.00	8/15/2015
	100,900	(2)	403,598	—	$0.70	8/15/2015
	—		—	353,436	$1.00	8/15/2015
	—		—	1,008,996	$0.70	8/15/2015
Neil Rossy	56,550	(1)	84,824	—	$1.00	11/18/2014
	161,439	(2)	242,159	—	$0.70	11/18/2014
	—		—	282,748	$1.00	11/18/2014
	—		—	807,196	$0.70	11/18/2014
Alan Rossy	—		—	—	—	—
Leonard Assaly	—		—	—	—	—

(1)	Class B common options with time-based vesting, which were exercisable as of the 2007 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010.
(2)	Class B preferred options with time-based vesting, which were exercisable as of the 2007 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010.
(3)	Includes both Class B common and Class B preferred options with performance-based vesting, which vest in equal installments over a five year period, and which become exercisable only upon the satisfaction of certain performance criteria and the occurrence of a change of control transaction or an initial public offering. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010.

Option Plan

Our parent has adopted a management option plan for our employees, managers and directors. The purpose of the option plan is to advance the interests of our parent and its subsidiaries by enhancing their ability to attract and retain employees, managers and directors, to reward such individuals for their contributions and to encourage such individuals to take into account the long-term interests of the group through their participation in our parent’s share capital by receiving certain classes of common and preferred equity securities of our parent. The option plan is administered by the board of directors of our parent and such board has the sole and complete authority to, among other things, determine the individuals to whom options may be granted, and grant options in such amounts and, subject to the provisions of the option plan, on such terms and conditions as it determines.

The options granted under the option plan are granted in three tranches. The tranche A options vest in equal installments over five years. The tranche B and tranche C options become eligible to vest in equal installments over five years and, provided certain financial thresholds are met, become exercisable upon the occurrence of a change of control transaction or an initial public offering. The tranche B and tranche C options not eligible to vest upon the occurrence of a change of control transaction or an initial public offering shall thereafter automatically vest and become exercisable as they become eligible to vest in equal installments over the five-year period.

Once granted, the right to exercise options will expire on the earliest to occur of the following: (a) ten years from the date of grant, (b) 365 days from the date of the optionee’s death, (c) 90 days from the date of the optionee’s disability or retirement, and (d) 30 days from the termination of the optionee’s employment or term in office without cause.

Unless otherwise agreed to with such optionee, when an optionee’s employment or term in office terminates by reason of termination for cause or voluntarily resignation by the optionee, then any options held by such optionee, whether or not exercisable as at the date of termination, immediately expire and are cancelled on such date or at a time as may be determined by the board of directors of our parent, in its sole discretion.

Options Exercised and Stock Vested for Fiscal Year 2007

In fiscal year 2007, none of our named executive officers exercised any options.

Employment Arrangements and Agreements

Agreements with Named Executive Officers

Each of the chief executive officers and five most highly compensated executive officers of Dollarama L.P. have entered into executive employment agreements with Dollarama L.P., our wholly-owned subsidiary. Except for Mr. Coallier, each of the executive employment agreements is for a term of five years from the date of the agreement (October 4, 2004, in the case of Messrs. Larry Rossy, Alan Rossy, Neil Rossy and Leonard Assaly, and November 18, 2004, in the case of Mr. Geoffrey Robillard). The executive employment agreement for Mr. Coallier, dated August 15, 2005, is for an indefinite term.

Under each of the foregoing employment agreements, each of the executive officers has agreed to certain covenants regarding non-competition, non-solicitation of employees, and non-solicitation of suppliers. Such covenants extend for three years in the case of Mr. Robillard and for 24 months, in the case of such other executive officers, after termination of employment with Dollarama L.P. for any reason. Each officer has also agreed to a loyalty covenant during such officer’s employment with Dollarama L.P.

Payments Upon Termination Events and a Change of Control

If Dollarama L.P. terminates the employment of any of these executive officers (other than Mr. Robillard), other than for cause or if such officer resigns on the grounds of constructive termination, Dollarama L.P. will pay to such officer an amount equal to (i) such officer’s base salary earned but not paid through the date of termination, (ii) any unreimbursed business expenses, (iii) any unpaid bonus compensation already awarded on the date of termination, (iv) the portion of such officer’s annual bonus earned for the fiscal year in which the termination occurs, and (v) conditional on such officer’s fulfillment of the remainder of such officer’s contractual obligations, 24 months of such officer’s base salary, unless Dollarama L.P. has given such officer 24 months written notice of such termination.

If Mr. Robillard is terminated other than for cause or he resigns on the grounds of constructive termination, Dollarama L.P. will pay to him an amount equal to (i) his base salary earned but not paid through the date of termination, (ii) any unreimbursed business expenses, (iii) any unpaid bonus compensation already awarded on the date of termination, (iv) the portion of his annual bonus earned for the fiscal year in which he is terminated, and (v) conditional on his fulfillment of the remainder of his contractual obligations, including the covenants mentioned in the preceding paragraph, (A) $1.0 million as an indemnity of notice of termination and (B) $2.0 million in consideration of the non-competition covenant in the executive employment agreement, in each case over a period of three years in equal quarterly installments.

In addition to his executive employment agreement, on August 15, 2005, Robert Coallier and our parent, Dollarama Capital Corporation, executed an agreement which provides that, if, as of the date of the termination of Mr. Coallier’s employment (for reasons other than cause or voluntary resignation), an initial underwritten public offering of common shares of our parent has occurred and its current securityholders do not in the aggregate own securities representing more than 50% of its voting or economic power, and representatives of our parent’s current securityholders do not represent the majority of the directors on its board of directors, then certain of the options granted to Mr. Coallier shall vest and become exercisable immediately.

Name	Payments Due in Connection with a Termination of Employment without Cause or for Constructive Termination(1)	Payments Due in Connection with a Change of Control Without Termination of Employment (2)	Payments Due in Connection with a Change of Control Without Termination of Employment (3)	Payments Due in Connection with a Change of Control With Termination of Employment(1)(3)(4)
Larry Rossy	$1,200,000	–	–	–
Geoffrey Robillard	$5,018,883	$2,037,765	$3,056,648	–
Robert Coallier	$1,443,403	$636,806	$955,209	$5,900,998
Neil Rossy	$1,259,441	$1,018,883	$1,528,324	–
Alan Rossy	$750,000	–	–	–
Leonard Assaly	$750,000	–	–	–

(1)	Assumes the bonus amount is the named executive officers’ target bonus amount.
(2)	Assumes the first threshold of internal rate of return on the performance contingent equity is met.
(3)	Assumes the maximum internal rate of return on the performance contingent equity is met.
(4)	Assumes that an initial underwritten public offering of common shares of our parent has occurred and its current securityholders do not in the aggregate own securities representing more than 50% of its voting or economic power, and representatives of our parent’s current securityholders do not represent the majority of the directors on its board of directors.

Director Compensation

The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL STOCKHOLDERS

Our parent owns all of the outstanding shares of the general partner of Dollarama Group Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Group Holdings L.P., which in turn owns all of the outstanding shares of the general partner of Dollarama Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Holdings L.P., which owns all of the outstanding shares of our general partner and, together with such general partner, owns all of our partnership units. Our parent’s authorized share capital consists of an unlimited number of common shares, an unlimited number of class A common shares, an unlimited number of class B common shares, an unlimited number of class A preferred shares, an unlimited number of class B preferred shares, and an unlimited number of class C preferred shares, all without par value.

Common Shares; Class A Common Shares and Class B Common Shares. Each common share, class A common share and class B common share entitles the holder thereof to one vote at any meeting of shareholders. The holders of class A common shares and class B common shares are entitled to receive dividends as and when declared by the board of directors of our parent and subject to the rights attaching to the class A preferred shares, the class B preferred shares and the class C preferred shares, on liquidation, are entitled to receive the remaining assets of parent.

Class A Preferred Shares. The class A preferred shares do not carry voting rights and holders of the class A preferred shares are not entitled to receive any dividends. Subject to the rights attaching to the class C preferred shares, on liquidation, the holders of class A preferred shares are entitled to receive, ratably with the holders of class B preferred shares and in priority to any payment or distribution in respect of the common shares, class A common shares and class B common shares, an amount per share equal to the class A redemption price as of such date calculated in accordance with the articles of parent.

Class B Preferred Shares. The class B preferred shares do not carry voting rights and holders of the class B preferred shares are not entitled to receive any dividends. Subject to the rights attaching to the class C preferred shares, on liquidation, the holders of class B preferred shares are entitled to receive, ratably with the holders of class A preferred shares and in priority to any payment or distribution in respect of the common shares, class A common shares and class B common shares, an amount per share equal to the class B redemption price as of such date calculated in accordance with the articles of parent. In addition, one or more holder or holders of class B preferred shares holding a majority of the class B preferred shares then issued and outstanding, subject to Dollarama Investment II L.P.’s overriding call right, is or are entitled to require parent to retract all of the then issued and outstanding class B preferred shares for an aggregate amount equal to the class B redemption price as of such time, determined in accordance with the articles of parent, which retraction price shall be fully paid and satisfied by the delivery by or on behalf of parent of units of Dollarama Investment II L.P.

Class C Preferred Shares. The class C preferred shares do not carry voting rights and holders of the class C preferred shares are not entitled to receive any dividends. On liquidation, the holders of class C preferred shares are entitled to receive, in priority to any payment or distribution in respect of the common shares, class A common shares, class B common shares, class A preferred shares and class B preferred shares, an amount per share equal to the class C redemption price as of such date calculated in accordance with the articles of parent. In addition, in certain circumstances specified in the articles of parent, one or more holder or holders of class C preferred shares holding a majority of the class C preferred shares then issued and outstanding, subject to Dollarama Investment II L.P.'s overriding call right, is or are entitled to require parent to retract all of the then issued and outstanding class C preferred shares for an aggregate amount payable in cash equal to the class C redemption price as of such time, determined in accordance with the articles of parent.

	Common Shares				Preferred Shares
Beneficial owner	Class A	Percentage Ownership Interest Class A Common Shares	Class B	Percentage Ownership Interest Class B Common Shares	Class A Preferred Shares	Percentage Ownership Interest Class A Preferred Shares	Class B Preferred Shares	Percentage Ownership Interest Class B Shares	Class C Preferred Shares	Percentage Ownership Interest Class C Shares
Holders affiliated with Bain Capital Partners (1)	33,929,931	100%	—		14,762,446	100%	—	—	—	—

Holder affiliated with the Rossy family (2)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%

Larry Rossy (3)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%

Robert Coallier	—	—	35,344	0.4%	—	—	100,900	0.4%	—	—

Neil Rossy (4)	—	—	8,539,033	100%	—	—	24,376,627	98.3%	55,552,552	100%

Leonard Assaly (5)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%

Alan Rossy (6)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%

Gregory David	—	—	—	—	—	—	—	—	—	—

Geoffrey Robillard (7)	—	—	113,100	1.3%			322,878	1.3%	—	—

Matthew Levin (8)	—	—	—	—	—	—	—	—	—	—

Joshua Bekenstein (9)	—	—	—	—	—	—	—	—	—	—

Todd Cook (10)	—	—	—	—	—	—	—	—	—	—

Nicholas Nomicos (11)	—	—	—	—	—	—	—	—	—	—

All directors and executive officers as a group (12)	33,929,931	100%	8,539,033	100%	14,762,446	100%	24,800,405	100%	55,552,552	100%

*	Represents less than 1%.
(1)	Represents class A common shares held directly by Dollarama Investment ULC and class A preferred shares held directly by Dollarama Investment II, L.P. Both entities are beneficially owned by investment funds affiliated with Bain Capital Partners. The address for each entity is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.
(2)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by S. Rossy Inc. Such entity is beneficially owned by Larry Rossy, Neil Rossy, Leonard Assaly, Alan Rossy and other members of the Rossy family.
(3)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc.
(4)

Includes 8,482,483 class B common shares, 24,215,188 class B preferred shares and 55,552,552 class C preferred shares held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S.

Rossy Inc. Also includes 56,550 class B common shares and 161,439 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days.
(5)	Represents class B common shares, class B preferred shares and class C preferred held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc.
(6)	Represents class B common shares, class B preferred shares and class C preferred held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc.
(7)	Represents class B common shares and class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days.
(8)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Levin is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.
(9)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Bekenstein is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.
(10)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Cook is a principal at Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.
(11)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Nomicos is an operating partner of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.
(12)	Includes 204,994 class B common shares and 585,217 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Also includes 8,482,483 class B common shares and 24,215,188 class B preferred shares and 55,552,552 class C preferred shares held directly by S. Rossy Inc., which is beneficially owned by Larry Rossy, Neil Rossy, Leonard Assaly, Alan Rossy and certain other members of the Rossy family. Does not include shares held by holders affiliated with Bain Capital Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The board of directors reviews and approves transactions between the Company on the one hand and a related party, such as our directors, officers, holders of more than five percent of our voting securities and their affiliates, the immediate family members of any of the foregoing persons and any other persons whom the board determined may be considered a related party, on the other hand. Prior to board consideration of a transaction with a related party, the material facts as to the related party’s relationship or interest in the transaction are disclosed to the board, and the transaction is not considered approved by the board unless a majority of the directors who are not interested in the transaction approve the transaction

Management Agreement

In connection with the Acquisition, we entered into a management agreement with Bain Capital Partners, LLC, pursuant to which it provides various consulting and management advisory services to us. The management agreement has an initial term of five years, with automatic successive one-year extensions unless terminated by our parent upon notice given at least 60 days prior to the expiration of any term. Pursuant to the management agreement, we paid to Bain Capital Partners, LLC approximately $10.2 million in connection with the structuring of the debt financing in connection with the Acquisition, in addition to expenses incurred in connection therewith. In addition, we pay to it an annual management fee of up to $3.0 million in exchange for the ongoing management services that it provides under the management agreement, together with all reasonable expenses incurred in connection therewith. Subject to the approval of the disinterested directors of our parent, we will pay to it an additional fee of up to 1% of the gross transaction value for advisory services it provides in connection with any financing, acquisition, or disposition transaction involving our parent or any of its subsidiaries. The indenture governing the existing 8.875% notes and the indenture governing the notes offered hereby permit us to amend the management agreement to pay a “termination fee” to Bain Capital Partners, LLC of up to $7.5 million. For fiscal year 2007 we incurred management fees of $3.2 million, pursuant to such arrangements.

Securityholders Agreement

In connection with the Acquisition, our parent entered into a securityholders agreement, with an affiliate of funds managed by Bain Capital Partners, LLC, the sellers and Larry Rossy, Neil Rossy, Alan Rossy, and Leonard Assaly. Such securityholders agreement was amended and restated on December 20, 2006. The securityholders’ agreement provides for voting agreements with respect to certain governance matters, including the election of the members of the board of directors of our parent, and specific stockholder rights. Pursuant to the securityholders agreement, each holder of the shares of equity securities of our parent agrees to cast all of its votes and to take all other necessary action to elect as members of the board of directors the chief executive officer of our parent, two individuals designated by the majority sellers (as defined in the securityholders agreement), and other individuals designated by the majority investors (as defined in the securityholders agreement), subject to certain restrictions. The parties have also agreed to certain transfer restrictions with respect to the shares that they hold and will have both tag along rights and drag along rights in the event of transfers of such shares. In addition, the securityholders agreement grants to holders of our parent’s equity securities participation rights in connection with future issuances of equity securities, as well as demand and incidental registration rights in respect of their shares of our parent’s equity securities.

Parent Subordinated Notes

As part of the Acquisition, our parent entered into an initial investor subscription agreement with affiliates of funds managed by Bain Capital Partners, LLC, pursuant to which, among other things, such affiliates subscribed for, and our parent issued to such affiliates, a senior subordinated note in the amount of $50.0 million due May 31, 2016 and a junior subordinated note in the amount of approximately $199.3 million due November 30, 2019 prior to repayment as described below. The senior subordinated note was bearing interest at 2.875% per quarter, as adjusted from time to time to cause the interest rate, net of the aggregate amount of taxes attributable directly or indirectly to such interest, to equal 2.5%, and was paid in arrears on the last business day of each February, May, August, and November. The junior subordinated note bears interest at a rate of 3.075% per quarter, as adjusted from time to time to cause the interest rate, net of the aggregate amount of taxes attributable directly or indirectly to such interest, to equal 2.7%, and is paid in arrears on the last business day of each February, May, August, and November.

Our debt agreements currently permit, our subsidiaries to distribute cash to our parent to pay interest on the outstanding junior subordinated notes. Pursuant to a continuing investor subscription agreement, also entered into as part of the Acquisition among our parent and an affiliate of funds managed by Bain Capital Partners, LLC, such affiliate agreed to use, or cause one or more of its subsidiaries to use, the amount of the interest paid on the then currently outstanding junior subordinated notes net of the aggregate amount of taxes attributable directly or indirectly to such interest to purchase additional junior subordinated notes and equity securities of our parent, in each case, in proportion to the aggregate notes and equity then outstanding. If the cash required to pay the interest on the junior subordinated notes is distributed by our subsidiaries to our parent, the proceeds of such reinvestment are then reinvested by our parent in additional partnership units in Dollarama Group Holdings L.P., which reinvests such proceeds in additional partnership units of Dollarama Holdings L.P., which in turn reinvests such proceeds in additional partnership units of Dollarama Group L.P.

As part of the refinancing which took place in August 2005, a cash distribution was made to our parent, Dollarama Capital Corporation, which used the cash to repay in full the principal amount and accrued interest of the senior subordinated notes. The indenture governing the existing 8.875% notes permitted this distribution of cash to Dollarama Capital Corporation to prepay the senior subordinated notes and allows us to continue to distribute cash to Dollarama Capital Corporation in accordance with the foregoing procedure with respect to the outstanding junior subordinated notes.

Real Property Leases

We currently lease 17 stores and our four warehousing and distribution facilities directly or indirectly from members of the Rossy family, pursuant to long-term lease agreements. Rental expenses associated with these related-party leases for fiscal year 2007 were approximately $7.5 million.

Purchases

Prior to the Acquisition, substantially all overseas purchases were made from Aris Import Inc., the distributor used by the predecessor for imports overseas. The predecessor was Aris Import Inc.’s only customer. Immediately prior to the Acquisition, our predecessor acquired the assets of Aris Import Inc. As a result, the financial results of the successor presented herein include the results of Aris Import Inc. With respect to the period prior to the Acquisition, Aris Import Inc. met the criteria for being a Variable Interest Entity under FIN 46R and accordingly, its results were consolidated with those of the predecessor in the U.S. GAAP reconciliation included in the notes to the combined financial statements of the predecessor included elsewhere in this report.

Director Independence

We do not consider any of our directors to be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Principal Accountants

PricewaterhouseCoopers LLP has audited our consolidated financial statements for the fiscal year 2007. RSM Richter LLP audited our consolidated financial statements for the fiscal year 2006.

Independent Registered Public Accounting Firm Fees

The table below shows the aggregate fees billed by our principal accountants for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended February 4, 2007 and January 31, 2006; and the review of our unaudited quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters (our initial Form 10-Q filing was for the second quarter ending July 31, 2006), as well as fees paid to our principal accountants for audit-related work, tax compliance, tax planning and other consulting services:

	Fiscal 2007	Fiscal 2006
Audit fees(1)	$397,000	$370,000
Audit-related fees(2)	$12,000	$25,000
Tax fees (3)	$95,000	$109,000
All other fees(4)	$91,000	$74,000

Total fees	$595,000	$578,000

(1)	Audit fees for fiscal 2007 include $290,000 to Pricewaterhouse Coopers LLP and $107,000 to RSM Richter LLP.
(2)	Both fiscal 2007 and 2006 fees include inventory observation and review of various accounting pronouncements paid to RSM Richter LLP.
(3)	Both fiscal 2007 and 2006 fees include professional tax compliance & tax planning services paid to Pricewaterhouse Coopers LLP.
(4)	Fiscal 2007 include services relating to registration of our debt and 2006 fees include services related to our exchange offer paid to RSM Richter LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group L.P.

By: Dollarama Group GP Inc., its general partner

Dated:	May 2, 2007	By:	/s/ LARRY ROSSY
		Name:	Larry Rossy
		Title:	Chief Executive Officer, and Director

Dated:	May 2, 2007	By:	/s/ ROBERT COALLIER
		Name:	Robert Coallier
		Title:	Chief Financial Officer and Secretary

Dated:	May 2, 2007	By:	/s/ NEIL ROSSY
		Name:	Neil Rossy
		Title:	Senior Vice President, Merchandising, and Director

Dated:	May 2, 2007	By:	/s/ GREGORY DAVID
		Name:	Gregory David
		Title:	Senior Vice President, Business Development, and Director

Dated:	May 2, 2007	By:	/s/ MATTHEW LEVIN
		Name:	Matthew Levin
		Title:	Director

Dated:	May 2, 2007	By:	/s/ JOSHUA BEKENSTEIN
		Name:	Joshua Bekenstein
		Title:	Director

Dated:	May 2, 2007	By:	/s/ TODD COOK
		Name:	Todd Cook
		Title:	Director

Dated:	May 2, 2007	By:	/s/ NICHOLAS NOMICOS
		Name:	Nicholas Nomicos
		Title:	Director