Form 10-Q
period 2007-05-06
Dollarama Group L.P.
filed 2007-06-20
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Dollarama Group L.P. - Groupe Dollarama S.E.C.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Dollarama Group L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	As at May 6, 2007 $	As at February 4, 2007 $
	(unaudited)
Assets

Current assets
Cash and cash equivalents	47,671	47,695
Accounts receivable	5,998	5,760
Income taxes recoverable	1,160	1,054
Deposits and prepaid expenses	11,050	8,598
Derivative financial instruments (note 4)	—	7,224
Merchandise inventories	163,813	166,017

	229,692	236,348

Property and equipment	91,277	84,665

Goodwill	727,782	727,782

Other intangible assets	119,412	120,379

	1,168,163	1,169,174

Liabilities

Current liabilities
Accounts payable	9,060	15,780
Accrued expenses and other	32,894	32,726
Derivative financial instruments (note 4)	51,118	12,409
Current portion of long-term debt	18,677	13,496

	111,749	74,411

Long-term debt (note 2)	540,037	578,066

Other liabilities	26,371	25,413

	678,157	677,890

Commitments and contingencies (note 3)

Partners’ Capital

General partner	374	374

Limited partner	388,281	389,313

Contributed surplus	2,080	1,337

Retained earnings	103,638	93,478

Accumulated other comprehensive income (loss)	(4,367)	6,782

	490,006	491,284

	1,168,163	1,169,174

The accompanying notes are an integral part of the interim consolidated financial statements.

Approved on behalf of the Board of Directors of Dollarama Group GP Inc.

in its capacity as General Partner

Director

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings (deficit) $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2005	374	454,484	202	(23,206)	1,355	433,209

Other comprehensive income
Net earnings for the year	—	—	—	35,006	—	35,006
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(7,385)	(7,385)

Total comprehensive income (loss)	—	—	—	35,006	(7,385)	27,621

Stock-based compensation (note 5)	—	—	598	—	—	598
Capital distributions	—	(59,608)	—	—	—	(59,608)

Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the year	—	—	—	81,678	—	81,678
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	81,678	12,812	94,490

Stock-based compensation (note 5)	—	—	537	—	—	537
Capital distributions	—	(5,563)	—	—	—	(5,563)

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the period	—	—	—	10,160	—	10,160
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(11,149)	(11,149)

Total comprehensive income (loss)	—	—	—	10,160	(11,149)	(989)

Stock-based compensation (note 5)	—	—	743	—	—	743
Capital distributions	—	(1,032)	—	—	—	(1,032)

Balance – May 6, 2007	374	388,281	2,080	103,638	(4,367)	490,006

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended May 6, 2007 $	For the three-month period ended April 30, 2006 $
Sales	215,875	184,941

Cost of sales and expenses
Cost of sales	145,296	127,107
General, administrative and store operating expenses	43,317	33,186
Amortization	4,099	2,810

	192,712	163,103

Operating income	23,163	21,838

Amortization of deferred financing costs	1,068	1,020
Interest expense	11,027	11,318
Foreign exchange loss on derivative financial instruments and long-term debt	866	181

Earnings before income taxes	10,202	9,319

Provision for current income taxes	42	422

Net earnings for the period	10,160	8,897

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended May 6, 2007 $	For the three-month period ended April 30, 2006 $
Operating activities
Net earnings for the period	10,160	8,897
Adjustments for
Amortization of property and equipment	3,956	2,508
Amortization of intangible assets	930	1,115
Change in fair value of derivative financial instruments	34,784	10,701
Amortization of deferred financing costs	1,068	1,020
Foreign exchange gain on long-term debt	(33,241)	(9,325)
Amortization of unfavourable lease rights	(787)	(813)
Deferred lease inducements	709	612
Deferred leasing costs	—	(80)
Deferred tenant allowances	1,240	542
Amortization of deferred tenant allowances	(204)	(92)
Stock-based compensation	743	154
Amortization of deferred leasing costs	37	32
Loss on disposal of property and equipment	13	20

	19,408	15,291
Changes in non-cash working capital components	(7,144)	22,348

	12,264	37,639

Investing activities
Purchase of property and equipment	(10,619)	(8,900)
Proceeds on disposal of property and equipment	38	75

	(10,581)	(8,825)

Financing activities
Repayment of long-term debt	(675)	(3,689)
Capital distributions	(1,032)	(1,276)

	(1,707)	(4,965)

Increase (decrease) in cash and cash equivalents	(24)	23,849

Cash and cash equivalents – Beginning of period	47,695	30,883

Cash and cash equivalents – End of period	47,671	54,732

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 6, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of Dollarama Group L.P. (the “Partnership”) as contained in the most recent Annual Report on Form 10-K (“Form 10-K”). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent Form 10-K.

In the opinion of management of Dollarama Group GP Inc., acting in its capacity as General Partner of the Partnership, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented higher level of activity and produced better results than the first three quarters.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 6, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

2	Long-term debt

Long-term debt consists of the following:

	As at May 6, 2007 $	As at February 4, 2007 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually commencing in February 2006	221,500	237,100
Term bank loan (May 6, 2007 – US$241,019,681; February 4, 2007 – US$241,628,318), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	266,930	286,450
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	88,000	88,000

	576,430	611,550
Less: Current portion	18,677	13,496

	557,753	598,054
Less: Deferred financing costs	17,716	19,988

	540,037	578,066

3	Commitments and contingencies

As at May 6, 2007, there were contractual obligations for operating leases amounting to approximately $380,219,000. The leases extend over various periods up to the year 2024, and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 6, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2008	52,642
2009	49,126
2010	45,783
2011	42,926
2012	39,281
Thereafter	150,461

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

4	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

	Fair value
	As at May 6, 2007 $	As at February 4, 2007 $	Qualify for hedge accounting	Nature of hedging relationship
Foreign currency and interest rate swaps	(25,027)	(6,011)	No	—
Foreign exchange forward contracts	(4,845)	7,224	Yes	Cash flow hedge
Foreign currency swap agreements	(21,246)	(6,398)	Yes	Cash flow hedge

	(51,118)	(5,185)

Derivative financial instruments – current assets	—	7,224
Derivative financial instruments – current liabilities	(51,118)	(12,409)

	(51,118)	(5,185)

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 6, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Stock-based compensation

Dollarama Capital Corporation (“DCC”), a parent company of the Partnership, adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC and the options will have a life not exceeding 10 years.

An option on the Class B common shares must be exercised in combination with 2.86 options on the Class B preferred shares (referred to as a “Combined Option”).

	Number of Class B common share options		Number of Class B preferred share options
	Service	Performance	Service	Performance
Outstanding –January 31, 2006	1,954,167	3,908,334	3,906,280	7,812,560
Effect of the equalization	(1,340,236)	(2,680,472)	(2,153,618)	(4,307,236)

Outstanding – February 4, 2007	613,931	1,227,862	1,752,662	3,505,324
Granted	125,117	250,234	357,186	714,372

Outstanding – May 6, 2007	739,048	1,478,096	2,109,848	4,219,696

Exercisable – May 6, 2007	252,851	—	721,625	—

6	Related party transactions

Included in expenses are management fees of $834,300 for the 13-week period ended May 6, 2007 (for the three-month period ended April 30, 2006 – $779,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which are mainly comprised of rent total $1,642,000 for the 13-week period ended May 6, 2007 (for the three-month period ended April 30, 2006 – $1,466,000).

Included in accrued expenses and other is $1,947,000 for the 13-week period ended May 6, 2007 (for the three-month period ended April 30, 2006 – $2,173,000) payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

7	Comparative figures

Certain comparative figures have been reclassified to conform with the basis of presentation used in the current period.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 6, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

8	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these unaudited interim consolidated financial statements in accordance with Canadian GAAP, which conform in all material respects to those in the United States.

9	Supplemental condensed consolidating financial information

In connection with the issuance of the Partnership’s senior subordinated notes (the “Notes”), all of its wholly owned subsidiaries provided guarantees for the Notes. Dollarama Group L.P. (the “Parent”) does not have any independent assets or operations and the guarantees provided by the subsidiaries are full and unconditional as well as joint and several. The subsidiaries are subject to restrictions on their ability to distribute earnings to the Parent.

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

Accounting Periods

On February 1, 2007, our Board of Directors approved a change to our fiscal year end, moving it from January 31 to a floating year end ending on the Sunday closest to January 31 of each year. The change was effective beginning with our fiscal year 2007, which ended February 4, 2007. Our fiscal year 2008 began February 5, 2007 and will end February 3, 2008. There are two additional days of transactions included in the 13-week period ended May 6, 2007 when compared to the three-month period ended April 30, 2006.

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

Overview

We are the leading operator of dollar discount stores in Canada with stores in each province. Our core markets are Ontario and Québec. As at May 6, 2007, we operated 477 Dollarama stores, including 378 stores located in Ontario and Québec. We believe that we have more than 2.5 times the number of stores as our next largest competitor in Canada. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

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

The gross proceeds from the sale of the senior subordinated notes was U.S.$200.0 million (approximately $221.5 million based on the exchange rate on May 6, 2007). We used the proceeds from the sale of the senior subordinated notes, together with additional term loan B borrowings to (i) repay the outstanding borrowings under our existing senior subordinated loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. We refer to the sales of the senior subordinated notes and the use of proceeds there from as the Refinancing.

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

Results of Operations

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	13-Week Period Ended May 6, 2007	Three-Month Period Ended April 30, 2006
Sales	100.0%	100.0%
Cost of sales	67.3%	68.7%
General administrative and store operating expenses	20.1%	17.9%
Amortization	1.9%	1.5%
Amortization of deferred financing costs	0.5%	0.6%
Interest expense	5.1%	6.1%
Foreign exchange loss on derivative financial instruments and long-term debt	0.4%	0.1%
Taxes	0.0%	0.2%
Net Earnings	4.7%	4.8%

13-Week Period Ended May 6, 2007 Compared to Three-Month Period Ended April 30, 2006

Sales

Our sales increased $30.9 million, or 16.7%, from $184.9 million for the three-month period ended April 30, 2006, to $215.9 million for the 13-week period ended May 6, 2007. This sales growth was driven primarily by (i) the opening of 65 new stores and offset by the temporary closure of 2 stores for the 52 week period ended May 6, 2007 and offset by (ii) a comparable store sales decrease of 1.8% (for the 13-week period ended May 6, 2007) for stores in operation during the three-month period ended April 30, 2006. The comparable store sales were negatively impacted by bad weather, cannibalization of existing stores by new store openings and the implementation of our new integrated information system. During the initial stage of implementation, we encountered replenishment difficulties which resulted in lower inventory levels at our stores. The situation is being addressed and we are in the process of rebuilding store inventory. Our total store square footage increased 18.4% from 3.8 million as at April 30, 2006 to 4.5 million as at May 6, 2007.

Cost of Sales

Cost of sales increased $18.2 million, or 14.3%, from $127.1 million for the three-month period ended April 30, 2006 to $145.3 million for the 13-week period ended May 6, 2007. Our margin (sales less cost of sales) increased from 31.3% for the three-month period ended April 30, 2006 to 32.7% for the 13-week period ended May 6, 2007. The improvement in the margin was driven by improved sourcing and favorable foreign exchange rates.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $10.1 million, or 30.5%, to $43.3 million for the 13-week period ended May 6, 2007 from $33.2 million for the three-month period ended April 30, 2006. This increase was due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases, and costs to upgrade our information technology systems. This increase includes a one time expense of $0.8 million due to a 2005 workers compensation rate adjustment. As a result, our general, administrative and store operating expenses increased from 17.9% of sales for the three-month period ended April 30, 2006 to 20.1% for the 13-week period ended May 6, 2007.

Amortization

Amortization expense increased $1.3 million, from $2.8 million for the three-month period ended April 30, 2006 to $4.1 million for the 13-week period ended May 6, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of information systems due to the upgrade of our systems.

Amortization of deferred financing costs

Amortization of deferred financing costs was $1.1 million for the 13-week period ended May 6, 2007 and $1.0 million for the three-month period ended April 30, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense decreased $0.3 million, from $11.3 million for the three-month period ended April 30, 2006 to $11.0 million for the 13-week period ended May 6, 2007 due mainly to lower interest costs on the senior subordinated debt, which was refinanced in August 2005 which offset higher interest costs on floating rate.

Foreign Exchange Loss on Derivative Financial Instruments and Long-Term Debt

Foreign exchange loss on derivative financial instruments and long-term debt increased $0.7 million from $0.2 million for the three-month period ended April 30, 2006, to $0.9 million for the 13-week period ended May 6, 2007.

Income Taxes

Due to a phase out of large corporation tax, income tax expense decreased from $0.4 million for the three-month period ended April 30, 2006 to $0.04 million for the 13-week period ended May 6, 2007. Net earnings for the three month period ended April 30, 2006 and the 13-week period ended May 6, 2007, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

Net earnings increased $1.3 million, from $8.9 million for the three-month period ended April 30, 2006, to $10.2 million for the 13-week period ended May 6, 2007.

Liquidity and Capital Resources

Cash Flows

Our cash position decreased by $7.0 million from $54.7 million as at April 30, 2006 to $47.7 million as at May 6, 2007. The cash flows provided by or used in operating activities, investing activities and financing activities during the 13-week period ended May 6, 2007 and the three-month period ended April 30, 2006 are discussed below.

Operating Activities

Cash flows provided by operating activities during the 13-week period ended May 6, 2007 were $12.3 million, compared with cash flows provided by operating activities of $37.6 million for the three-month period ended April 30, 2006. During the 13-week period ended May 6, 2007, operating cash-flow was driven mainly by earnings growth offset by a reduction of our payable and accrued expenses. During the three-month period ended April 30, 2006, operating cash flow was affected by earnings, a decrease in merchandise inventory and an increase in payable and accrued expenses.

Investing Activities

Cash flows used in investing activities during the 13-week period ended May 6, 2007 were $10.6 million, compared with $8.8 million for the three-month period ended April 30, 2006. Investing activities for the 13-week period ended May 6, 2007 and for the three-month period ended April 30, 2006 were mainly impacted by the acquisition of property and equipment related to new stores opened, including the expansion and relocation of existing stores, and to improve information systems and distribution capacity in the greater Montreal area. On an ongoing basis, we expect the primary drivers of cash flows used in investing activities to be capital expenditures associated with opening new stores, information system and distribution infrastructure additions, and the move of our head office to a new leased facility.

Financing Activities

Cash flows used in financing activities during the 13-week period ended May 6, 2007 were $1.7 million compared with $5.0 million for the three-month period ended April 30, 2006. The cash used in financing activities during both the 13-week period ended May 6, 2007 and the three-month period ended April 30, 2006 were a result of the repayment of long-term debt and capital distributions.

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

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $49.8 million based on the exchange rate on May 6, 2007) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

As at May 6, 2007, we and our subsidiaries had approximately $354.9 million of senior secured debt outstanding, consisting of debt outstanding under our senior credit facility, and U.S.$200.0 million ($221.5 million based on exchange rate on May 6, 2007) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes.

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

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $88.0 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$241.0 million ($266.9 million based on the exchange rate on May 6, 2007) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three months ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. The lease-adjusted leverage ratio of less than 4.75:1 was reached at February 4, 2007, thus a further 0.25% reduction took effect May 8, 2007.

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

Capital Expenditures

Capital expenditures for the 13-week period ended May 6, 2007 were $10.6 million, offset by tenant allowances of $1.2 million as compared with $8.9 million, offset by tenant allowances of $0.5 million for the three-month period ended April 30, 2006. The increase in capital spending is the result of the opening of new stores and store expansions, renovations and relocation. During the 13-week period ended May 6, 2007, $2.5 million was spent on projects to improve our information systems. We expect to make additional expenditures over the next year to improve our information technology systems and to move our head office and warehouse to a new and leased facility.

We plan to open approximately 50 new stores in fiscal year 2008. In fiscal year ended February 4, 2007, the average cost to open a new store was approximately $0.5 million, including $0.3 million for capital expenditures and $0.2 million for inventory.

Off-Balance Sheet Obligations

Other than operating lease obligations and letters of credit, we have no off-balance sheet obligations.

Recent Accounting Pronouncements

In July 2006, the CICA released Section 1506, “Accounting Changes” which replaces the former Section 1506 and applies to fiscal years beginning on or after January 1, 2007. The new Section allows for voluntary changes of accounting policy only if they result in the financial statements providing reliable and more relevant information. The Section also requires that changes in accounting policies be applied retrospectively unless doing so is impracticable and provides additional disclosures. The adoption of this pronouncement would impact our financial statement to the extent that a change in an accounting policy would be considered beginning in the quarter ended May 6, 2007. There was no impact in the 13-week period ended May 6, 2007.

During the year, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”. This standard prescribes a recognition and measurement model for tax positions taken or expected to be taken in a tax return, and provides guidance on the recognition, reclassification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership has applied this standard effective February 5, 2007. There was no impact in the 13-week period ended May 6, 2007.

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

Interest Rate Risk

We use variable-rate debt to finance certain of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $354.9 million in term loans outstanding under our senior secured credit facility based on the exchange rate on May 6, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. We entered into a contract that matured on January 31, 2007 that eliminated our exposure to interest due on the notional amount of $120 million in excess of the Canadian Banker’s Acceptance rate cap of 4.5%.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. We continued to invest in improving our internal controls over financial reporting during the 13-week period ended May 6, 2007.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Outstanding legal proceedings against us include two actions which have been instituted against us for alleged trade-mark infringement pertaining to the sale of certain products. In one case (Just Born Inc. v. Dollarama L.P., Dollarama Group L.P., Dollarama Holdings L.P. and Dollarama Group Holdings L.P.) filed on March 12, 2007 in Federal Court of Canada, an unspecified amount, including $100,000 in punitive damages, is being claimed. In the other, Framecraft Ltd has asked that Dollarama L.P. cease selling Framecraft products. We have denied the claims in these two actions, and believe that they are without merit. We further note that two other actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In the first case (Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims, other than punitive damages (in the Pellegrino case, plaintiffs have amended their claim to seek a further $2.0 million dollars in punitive damages). While we intend to vigorously defend the claims asserted against us, we cannot predict their outcome.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on May 2, 2007.

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

Dollarama Group L.P.

By: Dollarama Group GP Inc.,
its general partner

Dated: June 20, 2007	By:	/s/ LARRY ROSSY
Name: Larry Rossy
Title: Chief Executive Officer

Dated: June 20, 2007	By:	/s/ ROBERT COALLIER
Name: Robert Coallier
Title: Chief Financial Officer