Form 10-Q
period 2007-08-05
Dollarama Group L.P.
filed 2007-09-19
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2007

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

Dollarama Group L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	As at August 5, 2007 $	As at February 4, 2007 $
	(unaudited)
Assets

Current assets
Cash and cash equivalents	12,626	47,695
Accounts receivable	3,328	5,760
Income taxes recoverable	1,735	1,054
Deposits and prepaid expenses	12,056	8,598
Derivative financial instruments (note 5)	—	7,224
Merchandise inventories	194,394	166,017

	224,139	236,348

Property and equipment	96,493	84,665

Goodwill	727,782	727,782

Other intangible assets	118,877	120,379

	1,167,291	1,169,174

Liabilities

Current liabilities
Bank indebtedness (note 3)	10,000	—
Accounts payable	8,693	15,780
Accrued expenses and other	33,382	32,726
Derivative financial instruments (note 5)	76,738	12,409
Current portion of long-term debt (note 2)	24,448	13,496

	153,261	74,411
Long-term debt (note 2)	511,801	578,066

Other liabilities	26,316	25,413

	691,378	677,890

Commitments and contingencies (note 4)

Partners’ Capital

General partner	374	374

Limited partner	359,800	389,313

Contributed surplus	2,205	1,337

Retained earnings	125,913	93,478

Accumulated other comprehensive income (loss)	(12,379)	6,782

	475,913	491,284

	1,167,291	1,169,174

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 5, 2007 $	For the three-month period ended July 31, 2006 $	For the 26-week period ended August 5, 2007 $	For the six-month period ended July 31, 2006 $
Sales	233,205	208,142	449,080	393,083

Cost of sales and expenses
Cost of sales	152,117	138,594	297,413	265,701
General, administrative and store operating expenses	41,526	36,791	84,843	69,977
Amortization	4,239	3,024	8,338	5,834

	197,882	178,409	390,594	341,512

Operating income	35,323	29,733	58,486	51,571
Amortization of deferred financing costs	1,078	1,015	2,146	2,035
Interest expense	10,836	12,018	21,863	23,336
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	976	(167)	1,842	14

Earnings before income taxes	22,433	16,867	32,635	26,186
Provision for current income taxes	158	421	200	843

Net earnings for the period	22,275	16,446	32,435	25,343

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the period	—	—	—	25,343	—	25,343
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(268)	(268)

Total comprehensive income (loss)	—	—	—	25,343	(6,298)	25,075

Stock-based compensation (note 6)	—	—	308	—	—	308
Capital distributions	—	(2,881)	—	—	—	(2,881)

Balance – July 31, 2006	374	391,995	1,108	37,143	(6,298)	424,322

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the period	—	—	—	32,435	—	32,435
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(19,161)	(19,161)

Total comprehensive income (loss)	—	—	—	32,435	(19,161)	13,274

Stock-based compensation (note 6)	—	—	868	—	—	868
Capital distributions	—	(29,513)	—	—	—	(29,513)

Balance – August 5, 2007	374	359,800	2,205	125,913	(12,379)	475,913

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 5, 2007 $	For the three-month period ended July 31, 2006 $	For the 26-week period ended August 5, 2007 $	For the six-month period ended July 31, 2006 $
Operating activities
Net earnings for the period	22,275	16,446	32,435	25,343
Adjustments for
Amortization of property and equipment	4,101	2,747	8,057	5,255
Amortization of intangible assets	918	1,085	1,848	2,200
Change in fair value of derivative financial instruments	17,608	(6,674)	52,392	4,027
Amortization of deferred financing costs	1,078	1,015	2,146	2,035
Foreign exchange loss (gain) on long-term debt	(22,893)	6,031	(56,134)	(3,294)
Amortization of unfavourable lease rights	(780)	(808)	(1,567)	(1,621)
Deferred lease inducements	425	945	1,134	1,557
Deferred leasing costs	(420)	(304)	(420)	(384)
Deferred tenant allowances	527	1,638	1,767	2,180
Amortization of deferred tenant allowances	(227)	(125)	(431)	(217)
Stock-based compensation	125	154	868	308
Amortization of deferred leasing costs	37	32	74	64
Loss on disposal of property and equipment	11	—	24	20

	22,785	22,182	42,193	37,473
Changes in non-cash working capital components	(29,371)	(2,349)	(36,515)	19,999

	(6,586)	19,833	5,678	57,472

Investing activities
Purchase of property and equipment	(9,383)	(11,091)	(20,002)	(19,991)
Proceeds on disposal of property and equipment	55	28	93	103

	(9,328)	(11,063)	(19,909)	(19,888)

Financing activities
Increase in bank indebtedness	10,000	—	10,000	—
Repayment of long-term debt	(650)	(3,688)	(1,325)	(7,377)
Capital distributions	(28,481)	(1,605)	(29,513)	(2,881)

	(19,131)	(5,293)	(20,838)	(10,258)

Increase (decrease) in cash and cash equivalents	(35,045)	3,477	(35,069)	27,326
Cash and cash equivalents – Beginning of period	47,671	54,732	47,695	30,883

Cash and cash equivalents – End of period	12,626	58,209	12,626	58,209

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 5, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of Dollarama Group L.P. (the “Partnership”) as contained in the most recent Annual Report on Form 10-K (“Form 10-K”). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent Form 10-K.

In the opinion of management of Dollarama Group GP Inc., acting in its capacity as General Partner of the Partnership, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 5, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

2	Long-term debt

Long-term debt consists of the following:

	As at August 5, 2007 $	As at February 4, 2007 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually commencing in February 2006	210,900	237,100
Term bank loan (US$240,411,466; February 4, 2007 – US$241,628,318), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	253,514	286,450
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	88,000	88,000

	552,414	611,550
Less: Current portion	24,448	13,496

	527,966	598,054
Less: Deferred financing costs	16,165	19,988

	511,801	578,066

3	Bank indebtedness

The Partnership has available a $75,000,000 revolving credit loan facility bearing interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate. As at August 5, 2007, $10,000,000 (February 4, 2007 – nil) was borrowed under this facility and is repayable at maturity on August 31, 2007.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 5, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

4	Commitments and contingencies

As at August 5, 2007, there were contractual obligations for operating leases amounting to approximately $384,526,000. The leases extend over various periods up to the year 2024, and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2008	53,695
2009	50,017
2010	46,878
2011	43,910
2012	39,936
Thereafter	150,090

A legal proceeding has been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership has denied this claim and believes it is without merit. It is not possible at this time to determine the outcome of this matter and accordingly, no provision has been made in the accounts for this claim.

Legal proceedings have been instituted against the Partnership for alleged personal injuries sustained by customers in the Partnership’s stores. The plaintiffs are claiming amounts totalling $7,400,000. The Partnership believes that the potential amount to be paid for these claims would be covered by its insurance policies, other than punitive damage. It is not possible at this time to determine the outcome of these matters and accordingly, no provision has been made in the accounts for these claims.

The Partnership believes that these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on its financial statements.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 5, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

	Fair value
	As at August 5, 2007 $	As at February 4, 2007 $	Qualify for hedge accounting	Nature of hedging relationship
Foreign currency and interest rate swaps	(38,142)	(6,011)	No	—
Foreign exchange forward contracts	(8,481)	7,224	Yes	Cash flow hedge
Foreign currency swap agreements	(30,115)	(6,398)	Yes	Cash flow hedge

	(76,738)	(5,185)

Derivative financial instruments – current assets	—	7,224
Derivative financial instruments – current liabilities	(76,738)	(12,409)

	(76,738)	(5,185)

6	Stock-based compensation

Dollarama Capital Corporation (“DCC”), a parent company of the Partnership, adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC, and the options will have a life not exceeding 10 years.

An option on the Class B common shares must be exercised in combination with 2.86 options on the Class B preferred shares (referred to as a “Combined Option”).

	Number of Class B common share options		Number of Class B preferred share options
	Service	Performance	Service	Performance
Outstanding – January 31, 2006	1,954,167	3,908,334	3,906,280	7,812,560
Effect of the equalization	(1,340,236)	(2,680,472)	(2,153,618)	(4,307,236)

Outstanding – February 4, 2007	613,931	1,227,862	1,752,662	3,505,324
Granted	125,117	250,234	357,186	714,372

Outstanding – August 5, 2007	739,048	1,478,096	2,109,848	4,219,696

Exercisable – August 5, 2007	252,851	—	721,625	—

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 5, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Related party transactions

Included in expenses are management fees of $1,624,300 for the 26-week period ended August 5, 2007 (for the 6-month period ended July 31, 2006 – $1,543,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent. Included in expenses are management fees of $790,000 for the 13-week period ended August 5, 2007 (for the three-month period ended July 31, 2006 – $764,000) charged by an affiliate of Bain Capital Partners VIII, LP.

Expenses charged by related parties, which mainly comprise rent, total $3,285,000 for the 26-week period ended August 5, 2007 (for the six-month period ended July 31, 2006 – $3,400,000). Expenses charged by related parties, which mainly comprise rent, total $1,634,000 for the 13-week period ended August 5, 2007 (for the three-month period ended July 31, 2006 – $1,759,000).

Included in accrued expenses and other is $862,000 as at August 5, 2007 (as at July 31, 2006 – $763,000) payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8	Comparative figures

Certain comparative figures have been reclassified to conform with the basis of presentation used in the current period.

9	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these unaudited interim consolidated financial statements in accordance with Canadian GAAP, which conform in all material respects to those in the United States.

10	Supplemental condensed consolidating financial information

In connection with the issuance of the Partnership’s senior subordinated notes (the “Notes”), all of its wholly owned subsidiaries have provided guarantees for the Notes. Dollarama Group L.P. (the “Parent”) does not have any independent assets or operations, and the guarantees provided by the subsidiaries are full and unconditional as well as joint and several. The subsidiaries are subject to restrictions on their ability to distribute earnings to the Parent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto appearing in this report along with the consolidated financial statements for the fiscal year ended February 4, 2007 and related notes and Management’s Discussion and Analysis presented in our Annual Report on Form 10-K. Any references to “we,” “us” and “our” refer to Dollarama Group L.P. and Dollarama Corporation.

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

Accounting Periods

On February 1, 2007, we changed our fiscal year end from January 31 to February 4, 2007 for fiscal year 2007 and to a floating year ending on the Sunday closest to January 31 for all subsequent fiscal years. We decided to change the year end date of our fiscal year 2007 to February 4, 2007 even though it is not the Sunday closest to January 31 because, as is traditional with the retail calendar, every 5 to 6 years, a week is added to the retail calendar. The week ended February 4, 2007 is therefore equivalent to our 53rd week in the retail calendar, leaving the 53rd week year behind us and the rest of our fiscal year end dates to fall on the Sunday closest to January 31. Our fiscal year 2008 began February 5, 2007 and will end February 3, 2008. There is one less day of transactions included in the 13-week period ended August 5, 2007 when compared to the three-month period ended July 31, 2006. There is one additional day included in the 26-week period ended August 5, 2007 when compared to the six-month period ended July 31, 2006.

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

Overview

We are the leading operator of dollar discount stores in Canada with stores in each province. Our core markets are Ontario and Québec. As at August 5, 2007, we operated 486 Dollarama stores, including 381 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

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

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and takes possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. Before changing our fiscal calendar to a floating year end, in order to provide more meaningful results, we used to measure comparable store sales over periods containing an integral number of weeks, beginning on a Monday and ending on a Sunday, that best approximated the analyzed fiscal period. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are changes in store traffic and the average number of items purchased by customers per visit. To increase comparable store sales, we try to offer a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

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

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), and procurement and warehousing costs (including occupancy and labor costs) and store rent and occupancy costs, which are predominantly fixed costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. We may be able to redesign some of our direct sourced products to attempt to mitigate the impact of increasing unit costs.

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

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at market terms due to the increased consumer traffic which our stores usually generate in strip malls and shopping centers. We typically enter into leases with terms of between five and ten years with options to renew for one or more periods of five years each.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the risk of continued increases in fuel costs in fiscal year 2008, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by the favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar against the U.S. dollar.

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

Economic or Industry-Wide Factors Affecting the Company

We operate in the Canadian discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, are influenced by a number of factors including, but not limited to: cost of goods, consumer debt levels and buying patterns, economic conditions, interest rates, customer preferences, unemployment, labor costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs.

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

    Foreign exchange forward contracts

    We have significant expenses and long-term debt denominated in U.S. dollars. We use foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. All forward contracts and foreign currency swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

    Swaps

    Our interest rate risk is primarily in relation to our fixed rate and floating rate borrowings. We have entered into swap agreements to mitigate this risk.

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

    Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates, while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the statement of earnings, except for gains or losses on foreign exchange contracts used to hedge anticipated purchases in foreign currencies. Gains and losses on these contracts are accounted for as a separate component of partners’ capital in other comprehensive income. Such gains or losses are recorded in income when the inventories are sold.

Results of Operations

13-Week Period Ended August 5, 2007 Compared to Three-Month Period Ended July 31, 2006

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	13-Week Period Ended August 5, 2007	Three-Month Period Ended July 31, 2006
Sales	100.0%	100.0%
Cost of sales	65.2%	66.6%
General administrative and store operating expenses	17.8%	17.7%
Amortization	1.8%	1.5%
Amortization of deferred financing costs	0.5%	0.5%
Interest expense	4.6%	5.8%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.4%	(0.1)%
Taxes	0.1%	0.2%
Net earnings	9.6%	7.9%

Sales

Our sales increased $25.1 million, or 12.0%, from $208.1 million for the three-month period ended July 31, 2006, to $233.2 million for the 13-week period ended August 5, 2007. This sales growth was driven primarily by the opening of 58 new stores for the 52 week period ended August 5, 2007 which accounted for approximately $22.4 million or 89.3% of the sales increase and offset by the temporary closure of 4 stores during the same period. Other sales growth factors include the incremental full 13-week effect of the stores opened during the three-month period ended July 31, 2006, comparable store sales growth of 0.7% for the 13-week period ended August 5, 2007 and offset by one less day of transactions in the 13-week period ended August 5, 2007. Comparable store sales increase for the 13-week period ended August 5, 2007 was mainly due to an increase in the average transaction size. Our total store square footage increased 14.1% from 4.05 million as at July 31, 2006 to 4.62 million as at August 5, 2007.

Cost of Sales

Cost of sales increased $13.5 million, or 9.8%, from $138.6 million for the three-month period ended July 31, 2006 to $152.1 million for the 13-week period ended August 5, 2007. Our margin (sales less cost of sales) increased from 33.4% for the three-month period ended July 31, 2006 to 34.8% for the 13-week period ended August 5, 2007. The improvement in our margin was driven mainly by favorable foreign exchange rates.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $4.7 million, or 12.9%, to $41.5 million for the 13-week period ended August 5, 2007 from $36.8 million for the three-month period ended July 31, 2006. This increase was due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases, and costs to upgrade our information technology systems. As a percentage of sales, general, administrative and store operating expenses represented 17.8% for the 13-week period ended August 5, 2007 compared with 17.7% for the same period last year.

Amortization

Amortization expense increased $1.2 million from $3.0 million for the three-month period ended July 31, 2006 to $4.2 million for the 13-week period ended August 5, 2007. This increase was due mainly to the amortization of property and equipment resulting from the new store openings and the amortization of part of our upgraded information technology systems.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $1.1 million for the 13-week period ended August 5, 2007 and $1.0 million for the three-month period ended July 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense decreased $1.2 million from $12.0 million for the three-month period ended July 31, 2006 to $10.8 million for the 13-week period ended August 5, 2007 due mainly to a lower level of debt.

Foreign Exchange Loss on Derivative Financial Instruments and Long-Term Debt

Foreign exchange loss on derivative financial instruments and long-term debt increased $1.1 million from a $0.1 million gain for the three-month period ended July 31, 2006, to a $1.0 million loss for the 13-week period ended August 5, 2007, due mainly to the difference in variation of debt and the related hedge.

Income Taxes

Due to a phase out of large corporation tax, income tax expense decreased from $0.4 million for the three-month period ended July 31, 2006 to $0.2 million for the 13-week period ended August 5, 2007. Net earnings for the three-month period ended July 31, 2006 and the 13-week period ended August 5, 2007 constituted income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

Net earnings increased $5.9 million, from $16.4 million for the three-month period ended July 31, 2006, to $22.3 million for the 13-week period ended August 5, 2007.

26-Week Period Ended August 5, 2007 Compared to Six-Month Period Ended July 31, 2006

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	26-Week Period Ended August 5, 2007	Six-Month Period Ended July 31, 2006
Sales	100.0%	100.0%
Cost of sales	66.2%	67.6%
General administrative and store operating expenses	18.9%	17.8%
Amortization	1.9%	1.5%
Amortization of deferred financing costs	0.5%	0.5%
Interest expense	4.9%	5.9%
Foreign exchange loss on derivative financial instruments and long-term debt	0.4%	0.0%
Taxes	0.0%	0.2%
Net earnings	7.2%	6.4%

Sales

Our sales increased $56.0 million, or 14.2%, from $393.1 million for the six-month period ended July 31, 2006, to $449.1 million for the 26-week period ended August 5, 2007. This sales growth was driven primarily by the opening of 58 new stores for the 52 week period ended August 5, 2007 which accounted for approximately $39.6 million or 70.7% of the sales increase and offset by the temporary closure of 4 stores during the same period, the incremental full 26-week effect of the stores opened during the six-month period ended July 31, 2006 which contributed approximately $16.2 million or 28.8% of the sales increase, one additional day of transactions in the 26-week period ended August 5, 2007, and offset by a comparable store sales decrease.

Comparable store sales decreased 0.6% for the 26-week period ended August 5, 2007, driven mainly by a decrease in the number of transactions, which was partly offset by an increase in the average transaction size. We attribute this decrease in the number of transactions mainly to the start-up of our new ERP (Enterprise Resource Planning) system. At the early stage of this implementation, we encountered some difficulties to properly replenish our stores.

Cost of Sales

Cost of sales increased $31.7 million, or 11.9%, from $265.7 million for the six-month period ended July 31, 2006 to $297.4 million for the 26-week period ended August 5, 2007. Our margin (sales less cost of sales) increased from 32.4% for the six-month period ended July 31, 2006 to 33.8% for the 26-week period ended August 5, 2007. The improvement in our margin was driven mainly by improved sourcing and favorable foreign exchange rates.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $14.9 million, or 21.2%, to $84.8 million for the 26-week period ended August 5, 2007 from $70.0 million for the six-month period ended July 31, 2006. This increase was due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases, and costs to upgrade our information technology systems. As a percentage of sales, general, administrative and store operating expenses represented 18.9% for the 26-week period ended August 5 2007, compared with 17.8% for the same period last year.

Amortization

Amortization expense increased $2.5 million from $5.8 million for the six-month period ended July 31, 2006 to $8.3 million for the 26-week period ended August 5, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of part of our upgraded information technology systems due to the upgrade of our systems.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $2.1 million for the 26-week period ended August 5, 2007 and $2.0 million for the six-month period ended July 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense decreased $1.4 million from $23.3 million for the six-month period ended July 31, 2006 to $21.9 million for the 26-week period ended August 5, 2007 due mainly to a lower level of debt.

Foreign Exchange Loss on Derivative Financial Instruments and Long-Term Debt

Foreign exchange loss on derivative financial instruments and long-term debt increased $1.8 million from zero for the six-month period ended July 31, 2006, to $1.8 million for the 26-week period ended August 5, 2007, due mainly to the difference in variation of debt and the related hedge.

Income Taxes

Due to a phase out of large corporation tax, income tax expense decreased from $0.8 million for the six-month period ended July 31, 2006 to $0.2 million for the 26-week period ended August 5, 2007. Net earnings for the six-month period ended July 31, 2006 and the 26-week period ended August 5, 2007 constitute income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

Net earnings increased $7.1 million, from $25.3 million for the six-month period ended July 31, 2006, to $32.4 million for the 26-week period ended August 5, 2007.

Liquidity and Capital Resources

Cash Flows

Our cash position decreased $45.6 million from $58.2 million as at July 31, 2006 to $12.6 million as at August 5, 2007. The cash flows provided by or used in operating activities, investing activities and financing activities during the 13-week and 26-week periods ended August 5, 2007 and the three-month and six-month periods ended July 31, 2006 are discussed below.

Operating Activities

Cash flows used in operating activities were $6.6 million in the 13-week period ended August 5, 2007 and cash flows provided by operating activities were $5.7 million in the 26-week period ended August 5, 2007, compared to cash flows provided by operating activities of $19.8 million and $57.5 million, respectively, in the corresponding periods of fiscal 2007. The differences in the 13-week period and 26-week period ended August 5, 2007 compared to those corresponding periods of fiscal 2007 are mainly the consequence of changes in non-cash working capital from operating activities, mainly an increase of inventory.

Investing Activities

Cash flows used in investing activities were $9.3 million in the 13-week period ended August 5, 2007 and $19.9 million in the 26-week period ended August 5, 2007 versus $11.1 million in the three-month period ended July 31, 2006 and $19.9 million in the six-month period ended July 31, 2006. These investing requirements were due primarily to the acquisition of property and equipment related to new stores opened, the renovation, expansion and relocation of existing stores, and improvements to information systems and distribution capacity in the greater Montréal area. The pace of new store openings was slower during the 13-week period ended August 5, 2007 compared with the corresponding period of fiscal 2007. Nine stores opened and one store closed during the 13-week period ended August 5, 2007 versus 18 stores opened and no stores closed during the 3-month period ended July 31, 2006

Financing Activities

Cash flows used in financing activities were $19.1 million in the 13-week period ended August 5, 2007 and $20.8 million in the 26-week period ended August 5, 2007 versus $5.3 million in the three-month period ended July 31, 2006 and $10.3 million in the six-month period ended July 31, 2006 respectively. The main reason for the increase in cash flow required was for capital distribution of U.S.$26 million for the repayment of U.S.$15.0 million in principal amount and the payment of U.S.$11.0 million in interest by Dollarama Group Holdings L.P. These payments were made in compliance with our existing loan covenants.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with our 2004 acquisition of substantially all of the assets of S. Rossy Inc. and Dollar A.M.A. Inc. relating to the Dollarama business, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $47.5 million based on the exchange rate on August 5, 2007) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to Dollarama Capital Corporation, our parent, and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

As at August 5, 2007, we and our subsidiaries had approximately $341.5 million of senior secured debt outstanding, consisting of debt outstanding under our senior credit facility, and U.S.$200.0 million ($210.9 million based on exchange rate on August 5, 2007) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, together with borrowings available under our senior secured credit facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, or cover any shortfall in funding for any unanticipated expenses.

Senior Secured Credit Facility Our senior secured credit facility consists of a (i) $88.0 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$240.4 million ($253.5 million based on the exchange rate on August 5, 2007) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

8.875% Senior Subordinated Notes Due 2012 The 8.875% senior subordinated notes were issued by Dollarama Group L.P. and Dollarama Corporation. Interest on the senior subordinated notes accrues at 8.875% per year and is payable on the senior subordinated notes semi-annually on February 15 and August 15 of each year, beginning February 15, 2006.

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

Capital Expenditures

Capital expenditures for the 13-week and 26-week periods ended August 5, 2007 were $9.4 million and $20.0 million respectively versus $11.1 million and $20.0 million respectively for the corresponding periods of fiscal 2007. Capital spending is mainly the result of new store openings, store expansions, renovations and relocations, and increasing capacity of our distribution center and improving our information systems. There was less spending during the 13-week period ended August 5, 2007 due to fewer store openings compared to the corresponding period in fiscal 2007 and a lower investment in our information systems. There were higher capital expenditures required in the three-month period ended July 31, 2006 associated with our move to a new distribution center in June 2006. We expect to make additional expenditures over the rest of fiscal 2008 to continue to improve our information technology systems and to move our head office and open a new warehouse.

We plan to open approximately 50 new stores in fiscal year 2008. In fiscal year ended February 4, 2007, the average cost to open a new store was approximately $0.5 million, including $0.3 million for capital expenditures and $0.2 million for inventory.

Off-Balance Sheet Obligations

Other than operating lease obligations and letters of credit, we have no off-balance sheet obligations.

Recent Accounting Pronouncements

In July 2006, the CICA released Section 1506, “Accounting Changes” which replaces the former Section 1506 and applies to fiscal years beginning on or after January 1, 2007. The new Section allows for voluntary changes of accounting policy only if they result in the financial statements providing reliable and more relevant information. The Section also requires that changes in accounting policies be applied retrospectively unless doing so is impracticable and provides additional disclosures. The adoption of this pronouncement would impact our financial statement to the extent that a change in an accounting policy would be considered. As such, the adoption of this new section had no impact on the Partnership as of February 5, 2007.

Recently, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”. This standard prescribes a recognition and measurement model for tax positions taken or expected to be taken in a tax return, and provides guidance on the recognition, reclassification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership has applied this standard effective February 5, 2007, resulting in no impact on its consolidated financial statements.

Recently, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard is effective for fiscal periods beginning after November 15, 2007. The Partnership is currently evaluating the effect of this standard on its consolidated financial statements.

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

Interest Rate Risk

We use variable-rate debt to finance certain of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $341.5 million in term loans outstanding under our senior secured credit facility based on the exchange rate on August 5, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations. Outstanding legal proceedings include one action threatened against us for alleged trade-mark infringement pertaining to the sale of certain products by Framecraft Ltd who has asked that Dollarama L.P. cease selling Framecraft products. We have denied this claim and believe that it is without merit. Two other actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In the first case (Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims, other than punitive damages (in the Pellegrino case, plaintiffs have amended their claim to seek a further $2.0 million dollars in punitive damages). While we intend to vigorously defend the claims asserted against us, we cannot predict their outcome.

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

Foreign exchange rate fluctuations, in particular, have a material impact on our operating and merchandise costs. This is because while most of our sales are in Canadian dollars, we have been increasing our purchases of merchandise from low-cost foreign suppliers, principally in China, but also in Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey and the United States. In fiscal year 2007 and in the 13-week period ended August 5, 2007, this direct sourcing from foreign suppliers accounted for more than 50% of our purchases. Our results of operations are particularly sensitive to the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar because we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. For example, if the Chinese renminbi were to appreciate against the U.S. dollar, our cost of merchandise purchased in China would increase, which would have a negative impact on our margins, profitability and cash flows. If the U.S. dollar appreciates against the Canadian dollar at the same time, the negative impact would be further exacerbated.

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

One of our key business strategies is to source quality merchandise directly from the lowest cost supplier. As a result, we rely heavily on imported goods, principally from China but also from Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey and the United States. Imported goods are generally less expensive than domestic goods and contribute significantly to our profit margins. Merchandise imported directly from overseas manufacturers and agents accounted for more than 50% of our total purchases fiscal year 2007 and in the 13-week period ended August 5, 2007. We expect direct imports to continue to account for approximately 45% to 55% of our total purchases. Our imported merchandise could become more expensive or unavailable for a number of reasons, including (a) disruptions in the flow of imported goods due to factors such as raw material shortages, work stoppages, strikes, and political unrest in foreign countries; (b) problems with oceanic shipping, including shipping container shortages; (c) economic crises and international disputes, such as China’s claims to sovereignty over Taiwan; (d) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of Canada to maintain normal trade relations with China; (e) import duties, import quotas, and other trade sanctions; and (f) increases in shipping rates imposed by the trans-Pacific shipping cartel. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our sales and profits and have an adverse impact on our cash flows.

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

Historically, our highest sales results have occurred during the fourth quarter, which includes the holiday selling season. During fiscal year 2007, approximately 31.1% of our sales were generated in the fourth quarter. Accordingly, any adverse trend in sales for the fourth quarter could have a material adverse effect upon our stores’ profitability and adversely affect our results of operations for the entire year.

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

As of August 5, 2007, we leased all our stores from unaffiliated third parties, except 17 of our stores leased directly or indirectly from members of the Rossy family. Approximately 6%, 12% and 8% of our store leases with third party lessors will expire in fiscal year 2008, fiscal year 2009, and fiscal year 2010, respectively. Unless the terms of our leases are extended, the properties, together with any improvements that we have made, will revert to the property owners upon expiration of the lease terms. As the terms of our leases expire, we may not be able to renew these leases or find alternative store locations that meet our needs on favorable terms or at all. If we are unable to renew a significant number of our expiring leases or to promptly find alternative store locations that meet our needs, our profitability and cash flows may be materially adversely affected.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory, and store communications systems. We have undertaken the implementation of a new enterprise-wide system solution (ERP) encompassing finance, distribution and supply chain. We expect that this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze, and assess information across all business segments and geographic locations. However, we may experience difficulties in implementing this software platform in our business operations, or difficulties in operating our business under this software platform could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which would have an adverse effect on our business. In the event we experience significant disruptions as a result of the current implementation in our information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

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

Certain of the facilities that we occupy have been in operation for many years and, over such time, we and the prior owners or occupants of such properties may have generated and disposed of materials which are or may be considered hazardous. Accordingly, it is possible that additional environmental liabilities may arise in the future as a result of any generation and disposal of such hazardous materials. Although we have not been notified of, and are not aware of, any current environmental liability, claim, or noncompliance, we could incur costs in the future related to our owned or leased properties in order to comply with, or address any violations under, environmental laws and regulations.

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

Many of our senior executives have extensive experience in our industry and with our business, products, and customers. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy. The loss of the technical knowledge and management expertise of some or all of these key personnel, particularly the named executives, could result in a diversion of management resources, which could adversely affect our operating results.

Fluctuations in the value of the Canadian dollar in relation to U.S. dollar may impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar denominated debt. The majority of our debt and over 50% of our purchases are in U.S. dollars while the majority of our sales and operating expenses are in Canadian dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would increase the cash needed to service our U.S. dollar-denominated debt. In addition, for the purposes of financial reporting, any change in the value of the Canadian dollar against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated debt into Canadian dollars under generally accepted accounting principles (“GAAP”). Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

We are controlled by funds managed by Bain Capital Partners, LLC, and their interest as equity holders may conflict with yours as a creditor.

We are controlled by funds managed by Bain Capital Partners, LLC, which have the ability to control our policies and operations. The interests of funds managed by Bain Capital Partners, LLC may not in all cases be aligned with interests of our creditors. In addition, Bain Capital Partners, LLC may have an interest in pursuing acquisitions, divestitures and other transactions that, in the judgment of its management, could enhance its equity investment, even though such transactions might involve risks to you as a holder of the notes.

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

Product recalls may adversely impact our operations and merchandise offerings.

We are subject to regulations by Canadian and international regulatory authorities. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. If our suppliers are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise from our shelves or recall those products at a substantial cost to us.

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

Dollarama Group L.P.

By: Dollarama Group GP Inc.,
its general partner

Dated: September 19, 2007	By:	/s/ LARRY ROSSY
	Name:	Larry Rossy
	Title:	Chief Executive Officer

Dated: September 19, 2007	By:	/s/ ROBERT COALLIER
	Name:	Robert Coallier
	Title:	Chief Financial Officer