Form 10-K/A
period 2007-02-04
Dollarama Group L.P.
filed 2007-12-14
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Our Company

We are the leading operator of dollar discount stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 2.5 times the number of stores as our next largest competitor in Canada. As of February 4, 2007, we operated 463 Dollarama stores, each offering a broad assortment of quality everyday merchandise sold in individual or multiple units primarily at a fixed price of $1.00. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in various locations, including metropolitan areas, mid-sized cities, and small towns. For the fiscal year ended February 4, 2007, we generated sales of $887.8 million and net earnings of $81.7 million.

We believe that our leadership position in the Canadian dollar store market is attributable to a number of operational advantages that distinguish us from other Canadian dollar store chains. These advantages include:

•	the number and concentration of our stores in our key markets, which increase our brand recognition and allows our customers to associate the quality of our merchandise offering to our name;

•	our larger store format, which allows us to carry a side variety of products and a constant supply of staple goods;

•	our strong, long-standing supplier network, which gives us the opportunity to offer a constantly evolving product selection and answer our customers’ needs ahead of our competitors;

•	the volume of goods we source from low-cost foreign vendors, which enhances our leverage to negotiate better prices and our ability to offer greater value to our customers for one dollar; and

•	our in-house product development expertise, which allows us to improve our product offering and quickly adjust to our ever evolving customers’ needs.

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

Our Stores

Site Selection

We carefully manage our real estate portfolio with the goal of maximizing chain-wide store profitability and maintaining a disciplined, cost-sensitive approach to store site selection. We evaluate potential store locations based on a variety of criteria, including (i) the level of retail activity and traffic patterns, (ii) the presence or absence of competitors, (iii) the population and demographics of the area, and (iv) the total rent and occupancy cost per square foot. Our stores are located primarily in high-traffic areas, where our management believes consumers are likely to do their household shopping, in various locations including metropolitan areas, mid-sized cities, and small towns. Historically, our stores have been located in shopping centers, in strip malls, and in stand-alone locations. Based on the experience of our store managers and previous store openings, we believe that our stores have a relatively small shopping radius, which allows us to concentrate multiple stores in a single market profitably. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

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

We focus on international sourcing for dollar store retail merchandise. We began developing relationships with overseas suppliers in 1993 and sourced more than 50% of our merchandise as a percentage of sales via our import operation directly from our global supplier base in fiscal year 2007. Through these relationships, we also develop the product design, packaging, and labeling concepts for our house brand and work in concert with the supplier partner selected to produce each item to ensure that the final product quality, design and packaging meet our exacting standards.

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

Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken, including sending letters of demand and taking actions against third parties, may not prevent unauthorized use by others. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our brands.

ITEM 1A.	RISK FACTORS

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are highly leveraged. As of February 4, 2007, we had total long-term debt of $611.6 million. Our high degree of leverage could have important consequences, including the following:

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and other financial obligations and will not be available for other purposes, including funding our operations, capital expenditures for projects such as a new warehousing or distribution center, new store openings, and future business opportunities;

•	the debt service requirements of our other indebtedness and lease expense could make it more difficult for us to make payments on our debt;

•	our ability to obtain additional financing for working capital and general corporate or other purposes may be limited;

•	certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•

our debt level may limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general, placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	our leverage may make us vulnerable to a downturn in general economic conditions and adverse industry conditions.

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

One of our key business strategies is to source quality merchandise directly from the lowest cost supplier. As a result, we rely heavily on imported goods, principally from China but also from Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey and the United States. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Merchandise imported directly from overseas manufacturers and agents accounted for more than 50% of our total purchases fiscal year 2007. We expect direct imports to continue to account for approximately 45% to 55% of our total purchases. Our imported merchandise could become more expensive or unavailable for a number of reasons, including (a) disruptions in the flow of imported goods due to factors such as raw material shortages, work stoppages, strikes, and political unrest in foreign countries; (b) problems with oceanic shipping, including shipping container shortages; (c) economic crises and international disputes, such as China’s claims to sovereignty over Taiwan; (d) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of Canada to maintain normal trade relations with China; (e) import duties, import quotas, and other trade sanctions; and (f) increases in shipping rates imposed by the trans-Pacific shipping cartel. Although none of these factors affect our current operations, the development of one or more of them in the future could adversely affect our future operations in a material way. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our sales and profits and have an adverse impact on our cash flows.

We are dependent upon the smooth functioning of our distribution network.

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

We may be unable to obtain additional capacity of our warehouse and distribution centers.

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

A general slowdown in the Canadian economy may adversely affect the spending of our customers, which would likely result in lower sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, would also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products. As a fixed price retailer, we may be particularly sensitive to reductions in consumer spending because we generally do not have the flexibility to reduce our price to maintain or attract additional sales in an economic downturn.

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

We may not be able to successfully execute our growth strategy, particularly outside of our core markets of Ontario and Québec.

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

Many of these factors are beyond our control, and any failure by us to achieve these goals could adversely affect our ability to continue to grow.

We may not be able to achieve the anticipated growth in sales and operating income when we open new stores.

If our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. Comparable store sales are negatively affected when stores are opened or expanded near existing stores. If our new stores on average fail to achieve results comparable to our existing stores, our planned expansion could produce a decrease in our overall sales per square foot and store-level operating margins.

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

Many of our senior executives have extensive experience in our industry and with our business, products, and customers. Since we are managed by a small group of senior executive officers, the loss of the technical knowledge, management expertise and knowledge of our operations of one or more members of our core management team, including Larry Rossy, our chief executive officer, Neil Rossy, our senior vice president, merchandising, Leonard Assaly, our senior vice president, information technology and logistics, Geoffrey Robillard, the president of our import division, Robert Coallier, our chief financial officer, and Stephane Gonthier, our chief operating officer, could result in a diversion of management resources, as the remaining members of management would need to cover the duties of any senior executive who leaves us and would need to spend time usually reserved for managing our business to search for, hire and train new members of management. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy, which could adversely affect our operating results.

Fluctuations in the value of the Canadian dollar in relation to U.S. dollar may impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt and over 50% of our purchases are in U.S. dollars while the majority of our sales, and operating expenses are in Canadian dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would increase the cash needed to service our U.S. dollar-denominated debt. Although we have recently seen an improvement of the value of the Canadian dollar compared with the U.S. dollar, if the current trend were to reverse and the U.S. dollar were to strengthen against the Canadian dollar, our gross margins would be negatively impacted. In addition, for the purposes of financial reporting, any change in the value of the Canadian dollar against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated debt into Canadian dollars under generally accepted accounting principles (“GAAP”). For example, between the end of fiscal 2006 and fiscal 2007, the value of the Canadian dollar decreased from approximately U.S.$0.87 to U.S.$0.84. See “Exchange Rate Data.” Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

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

Our inventory policy consists of maintaining enough inventory to appropriately replenish our stores and having enough safety stock in the event of a supply disruption from China. Each of our stores has a policy that all customer sales are final.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations. Outstanding legal proceedings against us include one action threatened against us for alleged trade-mark infringement pertaining to the sale of certain products by Framecraft Ltd. who has asked that Dollarama L.P. cease selling Framecraft products. We have denied this claim and believe that it is without merit. Although Framecraft Ltd. has asked us to cease selling Framecraft products, no proceedings have been instituted by them against us. Two other actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In the first case (Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims, other than punitive damages (in the Pellegrino case, plaintiffs have amended their claim to seek a further $2.0 million dollars in punitive damages). While we intend to vigorously defend the claims asserted against us, we cannot predict their outcome.

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

The 2005 Refinancing

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

	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1 ,2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
Low	0.62066	0.65295	0.71582	0.80502	0.78722	0.84474
High	0.66190	0.78802	0.83900	0.84926	0.87443	0.91000
Period end	0.65419	0.75386	0.83857	0.80671	0.87443	0.84474
Average rate	0.63895	0.72615	0.76075	0.82229	0.82975	0.88023

Select Historical Combined and Consolidated Financial and Operating Data

	Predecessor						Successor(1)
	Year Ended January 31, 2003		Year Ended January 31, 2004		February 1, 2004 to November 17, 2004		November 18, 2004 to January 31, 2005	Year Ended January 31, 2006		Year Ended February 4, 2007
(dollars in thousands)
Statements of Earnings Data:
Sales	$508,196		$584,603		$478,337		$155,309	$743,278		$887,786
Cost of sales	354,945		404,782		325,570		138,248	510,278		588,469

Gross profit	153,251		179,821		152,767		17,061	233,000		299,317
Expenses:
General, administrative and store operating expenses	82,758		96,511		82,408		24,727	125,347		154,457
Amortization(2)	8,839		9,280		7,257		1,860	9,782		13,528

Total expenses	91,597		105,791		89,665		26,587	135,129		167,985

Operating income/(loss)(3)	61,654		74,030		63,102		(9,526)	97,871		131,332
Other (income)/expense:
Amortization of deferred financing costs	—		—		—		2,219	7,527		4,076
Write-off of deferred financing costs	—		—		—		—	6,606		—
Interest expense	3,893		5,404		3,927		8,856	45,547		47,192
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	—		—		7,198		2,078	1,508		(1,972)

Earnings/(loss) before income taxes	57,761		68,626		51,977		(22,679)	36,683		82,036
Income taxes	21,320		23,807		18,132		527	1,677		358

Net earnings (loss)	$36,441		$44,819		$33,845		$(23,206)	$35,006		$81,678

Statements of Cash Flows Data:
Cash flows provided by (used in):							restated
Operating activities	$25,244		$42,801		$13,308		$26,987	46,408		$94,499
Investing activities	(20,159)		(11,898)		(7,371)		(926,534)	(36,006)		(42,517)
Financing activities	(5,926)		(20,382)		24,844		944,132	(24,104)		(35,170)
Other Financial Data:
Adjusted EBITDA(4)	$77,955		$91,960		$78,662		$31,084	$126,254		$151,909
Capital expenditures	$16,729		$12,134		$7,371		$2,984	$23,946		$42,695
Rent expense(5)	$25,347		$28,590		$23,807		$8,045	$41,146		$50,701
Gross margin(6)	30.2%		30.8%		31.9%		11.0%	31.3%		33.7%
Number of stores (at end of period)	307		331		344		349	398		463
Comparable store sales growth(7)	5.3%		3.0%		2.1%		2.4%	6.1%		2.8%
Ratio of earnings to fixed charges(8)	5.8	x	5.7	x	5.4	x	—	1.5	x	2.2	x

Successor(1)
As of February 4, 2007
Balance Sheet Data:
Cash and cash equivalents	$47,695
Merchandise inventories	166,017
Property and equipment	84,665
Total assets	1,169,174
Long-term debt(9)	611,550
Partners’ capital	491,284

(1)	Immediately prior to the Acquisition, our predecessor acquired the assets of Aris Import Inc., the major importer and distributor used by our predecessor for imports from foreign sources. As a result, the financial data of the successor presented herein include the results of Aris Import Inc.

(2)	Amortization represents amortization of tangible and amortizable intangible assets, including amortization of favorable and unfavourable lease rights.

(3)	The operating loss in the period from November 18, 2004 to January 31, 2005 was primarily due to $37,042 of amortization of the step-up in fair value of the merchandise inventory as a result of the application of purchase accounting following the Acquisition.

(4)	EBITDA represents net income (loss) before net interest expense, income taxes, and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. We have included EBITDA and Adjusted EBITDA to provide investors with a supplemental measure of our operating performance and information about the calculation of some of the financial covenants that are contained in our senior secured credit facility.

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

A reconciliation of net earnings (loss) to EBITDA and to Adjusted EBITDA is included below:

	Predecessor			Successor(1)
	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1, 2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
(dollars in thousands)
Net earnings (loss)	$36,441	$44,819	$33,845	$(23,206)	$35,006	$81,678
Income taxes	21,320	23,807	18,132	527	1,677	358
Interest expense	3,893	5,404	3,927	8,856	45,547	47,192
Amortization of deferred financing costs	—	—	—	2,219	7,527	4,076
Amortization of fixed tangible and intangible assets	8,839	9,280	7,257	1,860	9,782	13,528

EBITDA	70,493	83,310	63,161	(9,744)	99,539	146,832
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	—	—	7,198	2,078	1,508	(1,972)
Write-off of deferred financing costs	—	—	—	—	6,606	—
Management fees(a)	6,220	6,220	4,957	298	3,554	3,194
Seller compensation(b)	(489)	47	152	—	—	—
Professional fees(c)	311	939	3,214	—	—	—
Deferred lease inducements(d)	1,077	1,125	—	431	2,427	3,318
Non-cash stock compensation expense(e)	—	—	—	202	598	537
Transition reserve expenses(f)	—	—	—	777	2,285	—
Amortization of inventory step-up(g)	—	—	—	37,042	9,737	—
Bi-Way pre-opening expenses(h)	877	—	—	—	—	—
Warehouse relocation expenses(i)	—	650	228	—	—	—
Other(j)	(534)	(331)	(248)	—	—	—

Adjusted EBITDA	$77,955	$91,960	$78,662	$31,084	$126,254	$151,909

(a)	Reflects the elimination of historical management fees paid to the sellers in the predecessor periods and the management fees paid to an affiliate of Bain Capital Partners, LLC in the successor periods under our new management agreement.

(b)	Reflects a normalization of historical salaries and benefits paid to the sellers to align historical expenses with compensation paid to seller management following the Acquisition. The predecessor periods have been adjusted to reflect the current compensation levels.

(c)	Reflects the elimination of professional fees, primarily legal, accounting and advisory fees incurred by the sellers in connection with the Acquisition and subsequent refinancing described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which have not been capitalized in purchase accounting.

(d)	Represents the elimination of non-cash straight-line rent expense.

(e)	Represents the elimination of non-cash stock-based compensation expense.

(f)	Represents the elimination of certain transition-related expenses incurred in connection with the Acquisition which have not been capitalized in purchase accounting or as debt issuance costs, primarily relating to non-recurring legal and accounting fees.

(g)	Represents the elimination of incremental cost of sales from November 18, 2004 to April 30, 2005 resulting from amortization of the step-up in fair value of the merchandise inventory balance following the application of purchase accounting to the Acquisition.

(h)	Represents the elimination of lease and other pre-opening expenses relating to 65 former Bi-Way store leases acquired out of bankruptcy by our predecessor in fiscal year 2001. We normally do not make rental payments in advance of a store opening.

(i)	Represents various expenses incurred in connection with the relocation to our existing warehouse facility in September 2004, including elimination of rent expense for temporary warehouse facilities, transportation costs and dismantling and re-installation expenses.

(j)	Represents certain other income and expenses of a non-recurring and/or non-cash nature incurred in the predecessor periods, which are not expected to occur following the Acquisition, including sublease rent income.

A reconciliation of Adjusted EBITDA to cash flows from operating activities is included below:

	Predecessor			Successor(1)
	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1, 2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
(dollars in thousands)
Adjusted EBITDA	$77,955	$91,960	$78,662	$31,084	$126,254	$151,909
Cash income taxes	(22,088)	(24,369)	(20,209)	(527)	(1,677)	(358)
Interest expense	(3,893)	(5,404)	(3,927)	(8,856)	(45,547)	(47,192)
Cash foreign exchange gain (loss) on derivative financial instruments and long-term debt(a)	—	—	—	(7,501)	(443)	6,089
Non-cash straight line rent expense(b)	(1,077)	(1,125)	—	—	—	—
Loss (gain) on disposal of property and equipment	14	25	5	8	(4)	45
Amortization of deferred tenant allowances and leasing costs	—	—	—	—	(220)	(429)
Deferred tenant allowances and leasing costs	—	—	—	—	2,685	3,574
Management fees(c)	(6,220)	(6,220)	(4,957)	(298)	(3,554)	(3,194)
Seller compensation(c)	489	(47)	(152)	—	—	—
Professional fees(c)	(311)	(939)	(3,214)	—	—	—
Transition reserve expenses(c)	—	—	—	(777)	(2,285)	—
Amortization of inventory step-up(c)	—	—	—	(37,042)	(9,737)	—
Bi-Way pre-opening expenses(c)	(877)	—	—	—	—	—
Warehouse relocation expenses(c)	—	(650)	(228)	—	—	—
Other(c)	534	331	248	—	—	—

	44,526	53,562	46,228	(23,909)	65,472	110,444
Changes in non-cash operating elements of working capital	(19,282)	(10,761)	(32,920)	50,896	(19,064)	(15,945)

Net cash provided by operating activities	$25,244	$42,801	$13,308	$26,987	$46,408	$94,499

(a)	Represents the cash gain (loss) portion of the foreign exchange loss (gain) on long-term debt and change in fair value of derivative financial instruments.

(b)	Predecessor financial statements were not including straight line rent expense as part of the cash provided by operating activities.

(c)	Represents adjustments made in order to calculate Adjusted EBITDA. See footnotes to the prior reconciliation table in this note (4).

(5)	Rent expense represents (i) basic rent expense on a straight-line basis and (ii) contingent rent expense, net of amortization of inducements received from landlords.

(6)	Gross margin represents gross profit as a percentage of sales.

(7)	Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed.

(8)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents the sum of earnings before income taxes, fixed charges and amortization of capitalized interest, less capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of deferred financing costs, write-off of deferred financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the period from November 18, 2004 to January 31, 2005, our earnings were insufficient to cover our fixed charges by $22.7 million.

The calculation of the ratio of earnings to fixed charges is included below:

	Predecessor			Successor(1)
	Year Ended January 31, 2003	Year Ended January 31, 2004	February 1, 2004 to November 17, 2004	November 18, 2004 to January 31, 2005	Year Ended January 31, 2006	Year Ended February 4, 2007
(dollars in thousands)
Earnings:
Earnings before income taxes	$57,761	$68,626	$51,977	$(22,679)	$36,683	$82,036
Plus:
Fixed charges	12,018	14,680	11,685	13,685	73,050	67,673
Amortization of capitalized interest	—	—	—	—	—	—
Less: interest capitalized during period	—	—	—	—	—	—

	$69,779	$83,306	$63,662	$8,994	$109,733	$149,709
Fixed charges:
Interest (expense or capitalized)	$3,893	$5,404	$3,927	$8,856	$45,547	$47,192
Estimates portion of rent expense representative of interest	8,125	9,276	7,758	2,610	13,370	16,405
Amortization of deferred financing fees	—	—	—	2,219	7,527	4,076
Write-off of deferred financing fees	—	—	—	—	6,606	—

	$12,018	$14,680	$11,685	$13,685	$73,050	$67,673
Ratio of earnings to fixed charges	5.8x	5.7x	5.4x	—	1.5x	2.2x

(9)	Excluding deferred financing costs of $19,988 which have been shown as a reduction of long-term debt on the balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting Periods

On February 1, 2007, we changed our fiscal year end from January 31 to February 4, 2007 for fiscal year 2007 and to a floating year ending on the Sunday closest to January 31 for all subsequent fiscal years. We decided to change the year end date of our fiscal year 2007 to February 4, 2007 even though it is not the Sunday closest to January 31 because as is traditional with the retail calendar, every 5 to 6 years, a week is added to the retail calendar. The week ended February 4, 2007 is therefore equivalent to our 53rd week in the retail calendar, leaving the 53rd week year behind us and the rest of our fiscal year end dates to fall on the Sunday closest to January 31. There are an additional four days of transactions included in fiscal year ended February 4, 2007 when compared to fiscal year ended January 31, 2006. Our fiscal year 2008 began February 5, 2007 and will end February 3, 2008.

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

•

Our total store sales increased 19.4% and comparable store sales increased 2.8% for the 52 week period ended January 28, 2007. The sales growth was driven primarily by the opening of the 68 new stores (offset by the closure of 3 stores). The comparable store sales increase was driven by both an increase in store traffic and an increase in average transaction size.

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

Key Items for Fiscal 2008. We have established the following priorities and initiatives aimed at continuing our growth and improving its operating and financial performance while remaining focused on serving our customers:

•

We plan to continue to implement a new information system. Since the beginning of March 2007, all of our concerned departments are operating with the new information system. We will seek to improve our internal processes to adjust to the new system. Although it is still in an early stage, the implementation of the new information system is progressing. We believe this new system will offer a variety of benefits, including better information on inventory and improved coordination throughout our organization.

•

We will continue the roll-out of our debit card processing system. The roll-out started at the beginning of fiscal 2008 and is progressing as planned. Our plan is to implement the technology in approximately 250 stores by the end of the fiscal year. We hope that the debit card technology will contribute to an increase in the average customer ticket size, without significantly impacting our cost structure.

•

We plan to move our head office and increase our warehouse capacity. A new head office and warehouse are currently under construction on a site located only a few blocks away from our current head office. This new building will increase our warehousing capacity by approximately 350,000 square feet. We plan to move in to our new leased headquarters by the end of fiscal 2008.

•

We plan to open approximately 50 stores. Approximately 50% of our new store openings are expected to be in the Western provinces and in new markets such a Newfoundland while the balance are expected to be opened in our core markets of Ontario and Quebec.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and take possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. Before changing our fiscal calendar to a floating year end and in order to provide more meaningful results, we used to measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the analyzed fiscal period . We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are store expansions and relocations, changes in store traffic, and the average number of items purchased by customers per visit. To increase comparable store sales, we focus on expanding our stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

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

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the risk of continued increases in fuel costs in fiscal year 2008, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by the favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar to the U.S. dollar.

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

Results of Operations

The following table sets forth the major components of our consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Successor Fiscal Year Ended February 4, 2007	Successor Fiscal Year Ended January 31, 2006	Successor 2 1/2 Months Ended January 31, 2005	Predecessor 9 1/2 Months Feb 1/04- Nov 17/04	Predecessor & Successor Combined Twelve Months
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3%	68.7%	89.0%	68.1%	73.1%
General administrative and store operating expenses	17.4%	16.9%	15.9%	17.2%	16.9%
Amortization	1.5%	1.3%	1.2%	1.5%	1.6%
Amortization of deferred financing costs	0.5%	1.0%	1.4%	0.0%	0.4%
Write-off of deferred financing costs	0.0%	0.9%	0.0%	0.0%	0.0%
Interest expense	5.3%	6.1%	5.7%	0.8%	2.0%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(0.2)%	0.2%	1.3%	1.5%	1.5%
Taxes	0.0%	0.2%	0.3%	3.8%	2.9%
Net earnings (loss)	9.2%	4.7%	(14.9)%	7.1%	1.7%

Fiscal Year Ended February 4, 2007 Compared to Fiscal Year Ended January 31, 2006

Sales

Our sales increased $144.5 million, or 19.4%, from $743.3 million for the fiscal year ended January 31, 2006 to $887.8 million for the fiscal year ended February 4, 2007. The sales growth was driven primarily by the opening of 68 new stores (offset by the closure of three stores) in the fiscal year ended February 4, 2007, which contributed approximately $78.7 million to the sales increase. The additional four days of transactions in the fiscal year ended February 4, 2007 accounted for approximately $10.3 million of the sales increase. The remaining portion of the sales increase came from the comparable store sales increase of 2.8% for the 52 weeks ended January 28, 2007, representing approximately $18.9 million of the total sales increase, and from the incremental full year effect of the 49 stores opened (net of 2 closures) in the fiscal year ended January 31, 2006, accounting for the remaining portion of the total sales increase. Comparable store sales increase was driven by both an increase in store traffic of 2.3% and an increase in the average transaction size of 0.5%. Our total store square footage increased 18.9% from 3.7 million at January 31, 2006 to 4.4 million at February 4, 2007.

Cost of Sales

Cost of sales increased by $78.2 million, or 15.3%, from $510.3 million for the fiscal year ended January 31, 2006, to $588.5 million for the fiscal year ended February 4, 2007. Our margin (sales less cost of sales) increased from 31.3% for the fiscal year ended January 31, 2006 to 33.7% for the fiscal year ended February 4, 2007. The improvement in the margin was driven by improved sourcing and favorable foreign exchange rates and was offset by higher transportation costs to service our western Canada stores. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the twelve months ended January 31, 2006.

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

Amortization

Amortization expense increased $3.7 million, from $9.8 million for the fiscal year ended January 31, 2006, to $13.5 million for the fiscal year ended February 4, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings.

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

Sales

Our sales increased $109.7 million, or 17.3%, from $633.6 million for the combined twelve months ended January 31, 2005 to $743.3 million for the fiscal year ended January 31, 2006. The sales growth was driven primarily by the opening of 51 new stores (offset by the closure of two stores) in the fiscal year ended January 31, 2006, which contributed approximately $52.9 million to the sales increase, and by a comparable store sales increase of 6.1% for the 52 weeks ended January 29, 2006 which accounted for approximately $36.7 million of the total sales increase. Comparable store sales increase was driven by both an increase in store traffic of 3.8% and an increase in the average transaction size of 2.3%. The remaining portion of the sales increase came from the incremental full year effect of the 18 stores opened (net of one closures) in the combined twelve months ended January 31, 2005. Our total store square footage increased 15.6% from 3.2 million as of January 31, 2005 to 3.7 million as of January 31, 2006.

Cost of Sales

Cost of sales increased by $46.5 million, or 10.0%, from $463.8 million for the combined twelve months ended January 31, 2005 to $510.3 million for the fiscal year ended January 31, 2006. The most significant factor affecting our cost of sales to increase $43.7 million from the combined twelve months ended January 31, 2005 to the year ended January 31, 2006 was greater volume due to new store openings. Our margin (sales less cost of sales) increased from 26.9% for the combined twelve months ended January 31, 2005 to 31.8% for the fiscal year ended January 31, 2006. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the fiscal year ended January 31, 2006 and $37.0 million during the combined twelve months ended January 31, 2005.

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

Amortization

Amortization expense increased $0.7 million from $9.1 million for the combined twelve months ended January 31, 2005 to $9.8 million for the fiscal year ended January 31, 2006 substantially due to the amortization of property and equipment resulting from the new store openings ($0.9 million) and to increased amortization of favorable lease rights ($4.6 million) which were fair-valued at the closing of the Acquisition pursuant to the application of purchase accounting rules. In addition, effective as of the closing of the Acquisition (November 18, 2004), management revised its estimates of the useful lives of the furniture and fixtures and leasehold improvements resulting in a decrease in the amortization rates of these assets. In addition, there were certain assets whose carrying value were decreased effective November 18, 2004 as a result of the requirements for purchase accounting. The impact of the latter two adjustments offsets a portion of the increased amortization arising from the additions of property and equipment and the favorable lease rights.

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

Summary of Quarterly Results

(Unaudited)

(in thousands of Canadian Dollars)

Summary of Quarterly Results (Unaudited)

	Fiscal Year Ended January 31, 2006		Fiscal Year Ended February 4, 2007
(dollars in thousands)	$	% of Total	$	% of Total
Sales
Q1	$154,510	20.8%	$184,941	20.8%
Q2	176, 444	23.7%	208,142	23.4%
Q3	186,542	25.1%	218,477	24.6%
Q4	225,782	30.4%	276,226	31.1%

Year	$743,278	100.0%	$887,786	100.0%

Gross Profit
Q1	$37,989	16.3%	$57,834	19.3%
Q2	57,459	24.7%	69,547	23.2%
Q3	61,658	26.5%	70,976	23.7%
Q4	75,894	32.6%	100,960	33.7%

Year	$233,000	100.0%	$299,317	100.0%

Net Earnings
Q1	$(4,855)	(13.9%)	$8,897	12.4%
Q2	8,703	24.9%	16,446	22.9%
Q3	6,355	18.2%	17,412	24.2%
Q4	24,803	70.9%	29,080	40.5%

Year	$35,006	100.0%	$71,835	100.0%

Liquidity and Capital Resources

Cash Flows

Our cash position increased from $30.9 million at January 31, 2006 to $47.7 million at February 4, 2007. The cash flows provided by or used in operating activities, investing activities and financing activities for the fiscal year ended February 4, 2007 and January 31, 2006 and the combined twelve months ended January 31, 2005 are discussed below.

Operating Activities

Cash flows provided by operating activities during the fiscal year ended February 4, 2007 were $94.5 million, compared with cash flows provided by operating activities of $46.4 million for the fiscal year ended January 31, 2006 and $40.3 million for the combined twelve months ended January 31, 2005. During the fiscal year ended February 4, 2007, operating cash-flow was driven mainly by earnings growth, resulting mainly from an overall sales growth of 19.8% and an inventory increase of $12.0 million compared to an inventory increase of $25.0 million during the fiscal year ended January 31, 2006. Fiscal year 2006 inventory increase was a result of a build up the store inventory levels and new store openings. During the fiscal year ended January 31, 2006, operating cash flow was driven mainly by earnings growth offset by the previously described inventory increase.

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

The following tables summarize our material contractual obligations as of February 4, 2007, including off-balance sheet arrangements and our commitments (in millions of Canadian Dollars):

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Lease financing
Operating lease obligations (1)	$368.7	$51.2	$47.4	$44.1	$41.5	$38.1	$146.4
Long-term borrowings
Senior subordinated notes	237.1	—	—	—	—	—	237.1
Term bank loans	374.5	13.5	26.9	17.9	41.3	274.9
Mandatory interest payments(2)	224.8	43.8	42.6	41.7	40.1	36.0	20.6

Total obligations	$1,205.1	$108.5	$116.9	$103.7	$122.9	$349.0	$404.1

	(in millions of Canadian Dollars):
Commitments	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Letters of credit and surety bonds	$2.3	$2.3	$—	$—	$—	$—	$—

Total commitments	$2.3	$2.3	$—	$—	$—	$—	$—

(1)	Represent the basic annual rent, exclusive of the contingent rentals, common area maintenance, real estate taxes and other charges paid to landlords, all together representing less than 1/3 of our total lease expenses during fiscal year 2007.

(2)	Based on the actual interest rate on the 8.875% notes, an assumed interest rate on the notes (further assuming payment of such interest at maturity of the notes), and assumed interest rates on the amounts due under the senior secured credit facility, in each case, applying the current foreign exchange rate where required. Where swap agreements are in place, the mandatory interest payments reflect swap payments.

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

In July 2006, the CICA released Section 1506, “Accounting Changes” which replaces the former Section 1506 and applies to fiscal years beginning on or after January 1, 2007. The new Section allows for voluntary changes of accounting policy only if they result in the financial statements providing reliable and more relevant information. The Section also requires that changes in accounting policies be applied retrospectively unless doing so is impracticable and provides additional disclosures. The adoption of this pronouncement would impact our financial statement to the extent that a change in an accounting policy would be considered beginning in the 13-week period ending May 6, 2007. No such changes are contemplated at this time.

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

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $374.5 million in term loans outstanding under our senior secured credit facility based on the exchange rate on February 4, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. We entered into a contract that matured on January 31, 2007 that eliminated our exposure to interest due on the notional amount of $120 million in excess of the Canadian Banker’s Acceptance rate cap of 4.5%.

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

The consolidated financial statements as at January 31, 2006 and 2005 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 31, 2006 prior to the restatement affecting the presentation of certain items in the Consolidated Statement of Cash Flows as described in note 18. We have audited the restatements to the January 31, 2006 financial statements and in our opinion such restatements, in all material respects, are appropriate and have been properly applied.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montréal, Canada

May 2, 2007

(except for Note 18, as to which the date is October 30, 2007)

Independent Auditors’ Report

To the Partners of

Dollarama Group L.P.

We have audited, before the effects of the restatements described in note 18, the consolidated balance sheet of Dollarama Group L.P as at January 31, 2006 and the consolidated statements of earnings, partners’ capital and other comprehensive income and cash flows for the year ended January 31, 2006 (the 2006 financial statements before the restatements discussed in note 18 are not presented herein) and for the period from commencement of operations on November 18, 2004 to January 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the restatements described in note 18, these consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as at January 31, 2006 and the results of its operations and its cash flows for the year ended January 31, 2006 and for the period from commencement of operations on November 18, 2004 to January 31, 2005 in conformity with Canadian generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the restatements described in note 18 and accordingly, we do not express an opinion or any other form of assurance about whether such restatements are appropriate and have been properly applied. The restatements were audited by PricewaterhouseCoopers LLP.

Montreal, Quebec	/s/ RSM Richter LLP
March 31, 2006	Chartered Accountants
(except for Note 18, as to which the date is October 30, 2007)

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

The accompanying notes are an integral part of the consolidated financial statements

Dollarama Group L.P.

Consolidated Statement of Earnings

(expressed in thousands of Canadian dollars)

	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the 2 1/2-month period ended January 31, 2005 $
Sales	887,786	743,278	155,309

Cost of sales and expenses
Cost of sales	588,469	510,278	138,248
General, administrative and store operating expenses	154,457	125,347	24,727
Amortization	13,528	9,782	1,860

	756,454	645,407	164,835

Operating income (loss)	131,332	97,871	(9,526)
Amortization of deferred financing costs	4,076	7,527	2,219
Write-off of deferred financing costs	—	6,606	—
Interest expense	47,192	45,547	8,856
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(1,972)	1,508	2,078

Earnings (loss) before income taxes	82,036	36,683	(22,679)
Provision for current income taxes (note 15)	358	1,677	527

Net earnings (loss) for the period	81,678	35,006	(23,206)

The accompanying notes are an integral part of the consolidated financial statements

Dollarama Group L.P.

Consolidated Statement of Cash Flows

(expressed in thousands of Canadian dollars)

	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the 2 1/2-month period ended January 31, 2005 $
	(restated – note 18)
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

Merchandise inventories

Merchandise inventories at the distribution centre and warehouses are stated at the lower of cost and market, determined on a weighted average cost basis. Cost includes amounts paid to suppliers, duties and freight into the warehouses and is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

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

	For the year ended		For the2 1/2-month period ended 31-Jan-05
	4-Feb-07	31-Jan-06
Foreign exchange loss on derivative financial instruments and long-term debt	4,275	1,508	2,078
Foreign exchange gain included in cost of sales	(7,444)	(127)	(2,122)

Aggregate Foreign exchange loss (gain) included in net earnings	(3,169)	1,381	(44)

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

In addition, the Notes are subject to customary covenants restricting the Co-Issuers’ ability to, among other things, incur additional debt, pay dividends and make other restricted payments except in certain circumstances when no default or event of default has occurred or is occurring under the indenture, create liens, consolidate, merge or enter into business combinations, or sell assets.

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

c)	As security for the long-term debt, the Partnership has pledged substantially all of its assets.

d)	As at February 4, 2007 and January 31, 2006, there was no significant difference between the fair value and the carrying value of the long-term debt.

e)	Principal repayments on long-term debt due in each of the next five years are approximately as follows:

$
2008	13,496
2009	26,886
2010	17,886
2011	41,274
2012	274,906

f)	As described in note 7 a) and b), certain restrictions exist regarding the transfer of funds in the form of loans, advances, or cash dividends (defined as “Restricted Payments”) by the Partnership. As of February 4, 2007, the net assets of the Partnership amounted to $491.3 million of which $404.7 million was restricted from payments to its partners.

8	Other liabilities

	2007 $	2006 $
Unfavourable lease rights, (including accumulated amortization of $7,648,000; 2006 – $4,192,000)	12,417	15,872
Deferred lease inducements	6,176	2,858
Deferred tenant allowances (including accumulated amortization of $787,000; 2006 – $220,000)	6,820	3,441

	25,413	22,171

9	Commitments, contingencies and guarantee

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

The fair values have been determined using the following weighted average assumptions:

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

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

15	Income taxes

Reconciliation of income tax rates

	2007 $	2006 $	2005 (2 1/2 months) $
Earnings (loss) before income taxes	82,036	36,683	(22,679)
Portion of the above earnings generated by non taxable entities	81,106	35,991	(22,750)

Taxable earnings	930	692	71
Combined statutory tax rate	38%	38%	42%

Income taxes at statutory rate	353	263	29
Add: Net impact of non-deductible expense and large corporations tax	5	1,414	498

Provision for current income taxes	358	1,677	527

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

18	Restatement of the Consolidated Statement of Cash Flows

The January 31, 2006 comparative statement of cash flows has been restated to correct presentation errors. The statement as previously reported showed deferred leasing costs and tenant allowances under investing and unrealized foreign exchange gain on the long-term debt as foreign currency translation adjustment, shown as a separate caption on the statement. These items were reclassified under cash flows from operating activities. The table below summarizes the impact of the reclassifications on the operating, investing and financing cash flows for the year ended January 31, 2006. No other statement was impacted by these reclassifications.

	For the year ended January 31, 2006
	Previously reported $	Reclassification $	Amended $
Cash flows from operating activities	56,723	(10,315)	46,408
Cash flows from investing activities	(33,321)	(2,685)	(36,006)
Cash flows from financing activities	(24,104)	—	(24,104)
Foreign currency translation adjustment	(13,000)	13,000	—

Increase (decrease) in cash equivalents	(13,702)	—	(13,702)

19	Reclassification

Unfavorable lease amortization was reclassified from Cost of sales to Amortization for the years ended February 4, 2007, January 31, 2006 and for the 2 1/2-month period ended January 31, 2005.

	Previously reported $	Reclassification $	Amended $
Year ended February 4, 2007
Cost of sales	585,013	3,456	588,469
Amortization	16,984	(3,456)	13,528
Year ended January 31, 2006
Cost of sales	506,838	3,440	510,278
Amortization	13,222	(3,440)	9,782
2 1/2-month period ended January 31, 2005
Cost of Sales	137,496	752	138,248
Amortization	2,612	(752)	1,860

20	Supplemental condensed consolidating financial information

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

Montreal, Québec	(RSM Richter LLP)
April 8, 2005	Chartered Accountants

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

15.	Capital Stock

Authorized without limit as to number and without par value—

S. Rossy Inc.

Preferred shares	Non-voting, monthly non-preferential and non-cumulative dividend not to exceed 1%, redeemable at $1 per share, non-participating

Common shares	Voting

Dollar A.M.A Inc.
Class “A” common shares	Voting and participating
Class “B” common shares	Non-voting and participating
Class “A” preferred shares	Voting, with no dividend entitlement, retractable at the consideration received, redeemable at the consideration received upon the death of a shareholder, non-participating
Class “B” preferred shares	Non-voting, preferential annual dividend at a rate equivalent to 80% of the prime rate charged by the financial institution of the Company, redeemable at the consideration received, non-participating
Class “C” preferred shares	Non-voting, monthly non-cumulative dividend of 1%, redeemable at the consideration received, non-participating
Class “D” preferred shares	Non-voting, monthly non-cumulative dividend of 1%, retractable at the consideration received, non-participating

Issued	November 17, 2004	January 31, 2004
	$	$
S. Rossy Inc.
200,000 common shares	3,431	3,431
Dollar A.M.A Inc.
100,000 Class “A” common shares	1	1

	3,432	3,432

16.	Income Taxes

The provision for income taxes consists of the following:

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Current	20,209	24,369
Future	(2,077)	(562)

	18,132	23,807

Significant components of future income tax assets and liabilities at November 17, 2004 are as follows:

	November 17, 2004	January 31, 2004
	$	$
Future income tax assets
Property and equipment	1,244	2,302
Derivative financial instruments	2,448	—
Other	948	261

	4,640	2,563

Income taxes reported differ from the amount computed by applying statutory rates to earnings before income taxes. The reasons are as follows:

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Statutory income taxes	20,907	27,706
General tax reduction for Canadian controlled private corporations	(4,375)	(3,632)
Non-deductible expenses on sale of assets	1,216	—
Other	384	(267)

	18,132	23,807

17.	Statement of Cash Flows Information

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Receivables	310	(258)
Income taxes refundable	(1,106)	—
Loans and sundry receivables	(7,806)	(6,696)
Deposits and prepaid expenses	(189)	(1,818)
Merchandise inventories	7,100	(7,897)
Accounts payable	(12,068)	3,547
Accrued expenses and other	(14,307)	7,662
Income taxes payable	(4,854)	(5,301)

	(32,920)	(10,761)

	Period Ended
	November 17, 2004 (9 1/2 months)	January 31, 2004 (1 year)
	$	$
Interest and Income Taxes Paid
Interest paid	4,213	5,185
Income taxes paid	23,682	29,708

18.	Related Party Transactions

The Companies have engaged in transactions with the following related entities:

Company	Relationship
Stepne Holdings Ltd.	Company controlled by the controlling shareholder
9086-6666 Québec Inc.	Parent of S. Rossy Inc. and under the same common control as Dollar A.M.A. Inc.
S. Rossy Investments Inc.	Investee of S. Rossy Inc. and under the same common control as Dollar A.M.A. Inc.
9076-4028 Québec Inc.	Company controlled by the controlling shareholder

The following transactions occurred between the Companies and the afore-noted entities:

9 1 /2 month period November 17, 2004	Stepne Holdings Ltd.	9086-6666 Québec Inc.	S. Rossy Investments Inc.	9076-4028 Québec Inc.	Ultimate Shareholders	Total
	$	$	$	$	$	$
Revenue
Interest	—	—	—	68	—	68
Expenses
Rent	—	—	763	2,441	76	3,280
Interest	—	4,430	—	—	—	4,430
Management fees	4,957	—	—	—	—	4,957
	4,957	4,430	763	2,441	76	12,667

Year ended January 31, 2004	Stepne Holdings Ltd.	9086-6666 Québec Inc.	S. Rossy Investments Inc.	9076-4028 Québec Inc.	Ultimate Shareholders	Total
	$	$	$	$	$	$
Revenue
Interest	—	—	—	186	—	186
Expenses
Rent	—	—	1,012	2,450	99	3,561
Interest	204	4,453	—	—	24	4,681
Management fees	6,200	—	—	—	—	6,200

	6,404	4.453	1,012	2,450	123	14,442

These transactions were measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

19.	Purchases From a Major Supplier

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

Exchange Rate Risk

The Companies purchase internationally and are therefore exposed to market risks related to foreign currency fluctuations. To reduce these risks, the Companies use derivative financial instruments such as forward exchange contracts and foreign currency denominated options, principally in U.S. dollars. The Companies do not hold or issue derivative financial instruments for trading or speculative purposes. Derivative financial instruments are subject to standard credit terms and conditions, financial controls, management and risk monitoring procedures. The Companies deal with a major financial institution and do not anticipate nonperformance by counterparties.

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

(b) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003, and otherwise to interests in variable interest entities (“VIE”) for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. The guideline provides specific guidance for determining when an entity is a VIE, and who, if anyone, should consolidate the VIE. FIN 46R was applied to the Companies’ first interim period ended April 30, 2004.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are seasonably likely to materially affect our internal control over financial reporting.

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

Gregory David has been our Senior Vice President, Business Development since 2003 and is a member of our board of directors. Mr. David is responsible for strategy and non-retail operations. Prior to joining our company, from 2000 to 2003, Mr. David was a financial and strategic advisor to private and public companies. Previously, he worked at Claridge Inc. from 1998 to 2000 and at McKinsey & Co. from 1996 to 1998.

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

Nicholas Nomicos is a member of our board of directors. He also served as our Interim Chief Financial Officer from November 2004 to August 2005. Mr. Nomicos is an operating partner at Bain Capital Partners, LLC. Prior to joining Bain Capital in 1999, Mr. Nomicos held several senior corporate and division management positions at Oak Industries Inc. Previously, Mr. Nomicos was a manager at Bain & Company. He serves as a director of several corporations, including Bombardier Recreational Products and Burlington Coat Factory Warehouse Corporation.

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

The Board of Directors has not adopted a code of business ethics.

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

Although we have no formal policy for specific allocation between current and long-term compensation, or cash and non-cash compensation, we have established a pay mix for named executive officers with a relatively equal balance of both, providing a competitive set salary with a significant portion of compensation awarded on both company and personal performance.

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

For the fiscal year ended February 4, 2007, our Board of Directors determined the amount of bonus awarded to each of our named executive officers based on its subjective assessment of each executive officer’s individual performance and contributions during the year and the extent to which each named executive officer contributed to our overall performance. In assessing individual performance, the Board of Directors considered the impact of each individual on: (i) sales, (ii) cost of products and (iii) profitability. In addition, the Board reviewed the special projects each individual participated in during the fiscal year and the degree of achievement of such projects. Mr. Larry Rossy’s employment agreement provides that as Chief Executive Officer, he is entitled to a target bonus of up to 200% of his base salary. Pursuant to their employment agreements, the other named executives are entitled to target bonuses of between 50% and 100% of base salary. Based on the Board’s assessment for the fiscal year ended February 4, 2007, Mr. Larry Rossy was eligible to receive 200% of his base salary. The other named executives were eligible to receive a target bonus varying from 50% to 100% of their respective base salaries.

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward executive officers for their sustained contributions to the company. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. The Board of Directors believes that incentive stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. Our management option plan allows us the opportunity to grant options to purchase shares of certain classes of common and preferred equity securities of our parent. The Board of Directors does not award options according to a prescribed formula or target. Instead, we take into account the individual's position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation.

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

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Bonuses ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(f)	(i)	(j)		(k)
Larry Rossy, Chief Executive Officer and Director	2007	$300,000	$—	720,000	$13,908	(2)	$1,033,908
Robert Coallier, Senior Vice President, Chief Financial Officer and Secretary	2007	$375,000	$203,764	262,500	$7,800	(4)	$849,064
Geoffrey Robillard, President, Aris Import Inc.	2007	$2,000,000	$210,531	1,200,000	$3,500	(3)	$3,414,031
Neil Rossy, Senior Vice President, Merchandising	2007	$250,000	$105,266	300,000	$7,851	(2)	$663,117
Leonard Assaly, Senior Vice President, Information Technology and Logistics	2007	$250,000	$—	300,000	$8,738	(4)	$558,738

(1)	The amount accrued was determined based on the valuation of the options.

(2)	All other compensation is composed of season tickets, gas and car insurance.

(3)	All other compensation is composed of gas and car insurance.

(4)	All other compensation is composed of gas, car insurance and pension plan contributions of $3,000.00 respectively.

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

Outstanding Equity Awards at Fiscal Year-End 2007

The following table shows grants of stock options outstanding on February 4, 2007, the last day of our fiscal year, to each of the executive officers named in the Summary Compensation Table. Our Board of Directors has not formalized any procedures regarding grants of stock options.

Outstanding Equity Awards at 2007 Fiscal Year-End

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d) (3)	Option Exercise Price ($) (e)(4)	Option Expiration Date (f)
Larry Rossy	—		—	—	—	—
Geoffrey Robillard	113,100	(1)	169,649	—	$1.00	11/18/2014
	322,878	(2)	484,318		$0.70	11/18/2014
	—		—	565,498	$1.00	11/18/2014
	—		—	1,614,392	$0.70	11/18/2014
Robert Coallier	35,344	(1)	141,374	—	$1.00	8/15/2015
	100,900	(2)	403,598	—	$0.70	8/15/2015
	—		—	353,436	$1.00	8/15/2015
	—		—	1,008,996	$0.70	8/15/2015
Neil Rossy	56,550	(1)	84,824	—	$1.00	11/18/2014
	161,439	(2)	242,159	—	$0.70	11/18/2014
	—		—	282,748	$1.00	11/18/2014
	—		—	807,196	$0.70	11/18/2014
Alan Rossy	—		—	—	—	—
Leonard Assaly	—		—	—	—	—

(1)	Class B common options with time-based vesting, which were exercisable as of the 2007 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010.

(2)	Class B preferred options with time-based vesting, which were exercisable as of the 2007 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010.

(3)	Includes both Class B common and Class B preferred options with performance-based vesting, which vest in equal installments over a five year period, and which become exercisable only upon the satisfaction of certain performance criteria and the occurrence of a change of control transaction or an initial public offering. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010.

(4)	The excercise price was equal to the fair market value at the time of the grant.

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

Name	Payments Due in Connection with a Termination of Employment without Cause or for Constructive Termination(1)	Payments Due in Connection with a Change of Control Without Termination of Employment (2)	Payments Due in Connection with a Change of Control Without Termination of Employment (3)	Payments Due in Connection with a Change of Control With Termination of Employment(1)(3)(4)
Larry Rossy	$1,200,000	—	—	—
Geoffrey Robillard	$5,018,883	$2,037,765	$3,056,648	—
Robert Coallier	$1,443,403	$636,806	$955,209	$5,900,998
Neil Rossy	$1,259,441	$1,018,883	$1,528,324	—
Alan Rossy	$750,000	—	—	—
Leonard Assaly	$750,000	—	—	—

(1)	Assumes the bonus amount is the named executive officers’ target bonus amount.

(2)	Assumes the first threshold of internal rate of return on the performance contingent equity is met.

(3)	Assumes the maximum internal rate of return on the performance contingent equity is met.

(4)	Assumes that an initial underwritten public offering of common shares of our parent has occurred and its current securityholders do not in the aggregate own securities representing more than 50% of its voting or economic power, and representatives of our parent’s current securityholders do not represent the majority of the directors on its board of directors.

Director Compensation

The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL STOCKHOLDERS

Our parent owns all of the outstanding shares of the general partner of Dollarama Group Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Group Holdings L.P., which in turn owns all of the outstanding shares of the general partner of Dollarama Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Holdings L.P., which owns all of the outstanding shares of our general partner and, together with such general partner, owns all of our partnership units. Our parent’s authorized share capital consists of an unlimited number of common shares, an unlimited number of class A common shares, an unlimited number of class B common shares, an unlimited number of class A preferred shares, an unlimited number of class B preferred shares, and an unlimited number of class C preferred shares, all without par value. The table below sets forth information as of February 4, 2007 about the number of shares of our parent’s stock beneficially owned and the percentage of stock beneficially owned by (i) each person known to us to be the beneficial owner of more than 5% of our parent’s stock, (ii) each of our named executive officers, (iii) each of our diectors and (iv) all of our directos and executive officers as a group.

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

	Common Shares				Preferred Shares
Beneficial owner	Class A	Percentage Ownership Interest Class A Common Shares	Class B	Percentage Ownership Interest Class B Common Shares	Class A Preferred Shares	Percentage Ownership Interest Class A Preferred Shares	Class B Preferred Shares	Percentage Ownership Interest Class B Shares	Class C Preferred Shares	Percentage Ownership Interest Class C Shares
Holders affiliated with Bain Capital Partners (1)	33,929,931	100%	—		14,762,446	100%	—	—	—	—
Holder affiliated with the Rossy family (2)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%
Larry Rossy (3)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%
Robert Coallier	—	—	35,344	0.4%	—	—	100,900	0.4%	—	—
Neil Rossy (4)	—	—	8,539,033	100%	—	—	24,376,627	98.3%	55,552,552	100%
Leonard Assaly (5)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%
Alan Rossy (6)	—	—	8,482,483	98.3%	—	—	24,215,188	98%	55,552,552	100%
Gregory David	—	—	—	—	—	—	—	—	—	—
Geoffrey Robillard (7)	—	—	113,100	1.3%			322,878	1.3%	—	—
Matthew Levin (8)	—	—	—	—	—	—	—	—	—	—
Joshua Bekenstein (9)	—	—	—	—	—	—	—	—	—	—
Todd Cook (10)	—	—	—	—	—	—	—	—	—	—
Nicholas Nomicos (11)	—	—	—	—	—	—	—	—	—	—
All directors and executive officers as a group (12)	33,929,931	100%	8,539,033	100%	14,762,446	100%	24,800,405	100%	55,552,552	100%

*	Represents less than 1%.

(1)	Represents class A common shares held directly by Dollarama Investment ULC and class A preferred shares held directly by Dollarama Investment II, L.P. Both entities are beneficially owned by investment funds affiliated with Bain Capital Partners. Investment and voting decisions at Bain Capital Partners are made jointly by three or more individuals and therefore no individual member of Bain Capital Partners is the beneficial owner of the securities, except with repect to the shares in which such member holds a pecuniary interest. Each of Mr. Levin and Mr. Bekenstein is a managing director of Bain Capital Partners entitled to participate in investment and voting decisions and therefore may be deemed to share voting and dispositive power with respect to the shares held by Bain Capital Partners. Mr. Levin and Mr. Bekenstein each disclaim any beneficial ownership of any such shares, except to the extent of his pecuniary interest therein. The address for each entity is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(2)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by S. Rossy Inc. Such entity is beneficially owned by Larry Rossy, Neil Rossy, Leonard Assaly, Alan Rossy and other members of the Rossy family. Ultimate voting control in S. Rossy is held by Larry Rossy.

(3)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Ultimate voting control in S. Rossy is held by Larry Rossy.

(4)	Includes 8,482,483 class B common shares, 24,215,188 class B preferred shares and 55,552,552 class C preferred shares held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Also includes 56,550 class B common shares and 161,439 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Ultimate voting control in S. Rossy is held by Larry Rossy.

(5)	Represents class B common shares, class B preferred shares and class C preferred held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Ultimate voting control in S. Rossy is held by Larry Rossy.

(6)	Represents class B common shares, class B preferred shares and class C preferred held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Ultimate voting control in S. Rossy is held by Larry Rossy.

(7)	Represents class B common shares and class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days.

(8)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Levin is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(9)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Bekenstein is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(10)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Cook is a principal at Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(11)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Nomicos is an operating partner of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(12)	Includes 204,994 class B common shares and 585,217 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Also includes 8,482,483 class B common shares and 24,215,188 class B preferred shares and 55,552,552 class C preferred shares held directly by S. Rossy Inc., which is beneficially owned by Larry Rossy, Neil Rossy, Leonard Assaly, Alan Rossy and certain other members of the Rossy family. Does not include shares held by holders affiliated with Bain Capital Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The board of directors reviews and approves transactions between the Company on the one hand and a related party, such as our directors, officers, holders of more than five percent of our voting securities and their affiliates, the immediate family members of any of the foregoing persons and any other persons whom the board determined may be considered a related party, on the other hand. Prior to board consideration of a transaction with a related party, the material facts as to the related party’s relationship or interest in the transaction are disclosed to the board, and the transaction is not considered approved by the board unless a majority of the directors who are not interested in the transaction approve the transaction. We believe each of the transations set forth below were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

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

	Fiscal 2007	Fiscal 2006
Audit fees(1)	$397,000	$370,000
Audit-related fees(2)	$12,000	$25,000
Tax fees (3)	$95,000	$109,000
All other fees(4)	$91,000	$74,000

Total fees	$595,000	$578,000

(1)	Audit fees for fiscal 2007 include $290,000 to Pricewaterhouse Coopers LLP and $107,000 to RSM Richter LLP.

(2)	Both fiscal 2007 and 2006 fees include inventory observation and review of various accounting pronouncements paid to RSM Richter LLP.

(3)	Both fiscal 2007 and 2006 fees include professional tax compliance & tax planning services paid to Pricewaterhouse Coopers LLP.

(4)	Fiscal 2007 include services relating to registration of our debt and 2006 fees include services related to our exchange offer paid to RSM Richter LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

12.1	Statement of Ratio of Earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group L.P.

By: Dollarama Group GP Inc.,
its general partner

Dated: December 14, 2007	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer, and Director

Dated: December 14, 2007	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer and Secretary

Dated: December 14, 2007	By:	/s/ Neil Rossy
	Name:	Neil Rossy
	Title:	Senior Vice President, Merchandising, and Director

Dated: December 14, 2007	By:	/s/ Gregory David
	Name:	Gregory David
	Title:	Senior Vice President, Business Development, and Director

Dated: December 14, 2007	By:	/s/ Matthew Levin
	Name:	Matthew Levin
	Title:	Director

Dated: December 14, 2007	By:	/s/ Joshua Bekenstein
	Name:	Joshua Bekenstein
	Title:	Director

Dated: December 14, 2007	By:	/s/ Todd Cook
	Name:	Todd Cook
	Title:	Director

Dated: December 14, 2007	By:	/s/ Nicholas Nomicos
	Name:	Nicholas Nomicos
	Title:	Director