Form 10-Q/A
period 2007-05-06
Dollarama Group L.P.
filed 2007-12-14
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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
		(restated-note 10)
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

10	Restatement of the Consolidated Statement of Cash Flows

The April 30, 2006 comparative statement of cash flows has been restated to correct presentation errors. The statement as previously reported showed deferred leasing costs and tenant allowances under investing and unrealized foreign exchange gain on the long-term debt as foreign currency translation adjustment, shown as a separate caption on the statement. These items were reclassified under cash flows from operating activities. The table below summarizes the impact of the reclassifications on the operating, investing and financing cash flows for the three-month period ended April 30, 2006. No other statement was impacted by these reclassifications.

	For the three-month period ended April 30, 2006
	Previously reported $	Reclassification $	Amended $
Cash flows from operating activities	41,377	(3,738)	37,639
Cash flows from investing activities	(8,363)	(462)	(8,825)
Cash flows from financing activities	(4,965)	—	(4,965)
Foreign currency translation adjustment	(4,200)	4,200	—

Increase (decrease) in cash equivalents	23,849	—	23.849

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

13-Week Period Ended May 6, 2007 Compared to Three-Month Period Ended April 30, 2006

Sales

Our sales increased $30.9 million, or 16.7%, from $184.9 million for the three-month period ended April 30, 2006, to $215.9 million for the 13-week period ended May 6, 2007. This sales growth was driven primarily by the opening of 65 new stores for the 52 week period ended May 6, 2007 which accounted for approximately $26.5 million or 85.6% of the sales increase and offset by the temporary closure of 2 stores during the same period, the incremental full 13-week effect of the stores opened during the three-month period ended April 30, 2006 which contributed approximately $4.1 million or 13.4% of the sales increase, two additional days of transactions in the 13-week period ended May 6, 2007, and offset by a comparable store sales decrease.

Comparable store sales decreased 1.8% for the 13-week period ended May 6, 2007, driven mainly by a decrease in the number of transactions of 3.1%, which was partly offset by an increase in the average transaction size of 0.6%. We attribute this decrease in the number of transactions mainly to the start-up of our new ERP (Enterprise Resource Planning) system. At the early stage of this implementation, we encountered some difficulties to properly replenish our stores. Regular and seasonal products shipments were delayed due to required adjustments to the new system. The situation was corrected during the second quarter and store inventories are back to a more appropriate level. Our total store square footage increased 18.4% from 3.8 million as at April 30, 2006 to 4.5 million as at May 6, 2007.

Cost of Sales

Cost of sales increased $18.2 million, or 14.3%, from $127.1 million for the three-month period ended April 30, 2006 to $145.3 million for the 13-week period ended May 6, 2007. Our margin (sales less cost of sales) increased from 31.3% for the three-month period ended April 30, 2006 to 32.7% for the 13-week period ended May 6, 2007. The improvement in our margin was driven mainly by improved sourcing and favorable foreign exchange rates and was offset by higher transportation costs to service our western Canada stores. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

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

Interest Expense

Interest expense decreased $0.3 million, from $11.3 million for the three-month period ended April 30, 2006 to $11.0 million for the 13-week period ended May 6, 2007 due mainly to lower interest costs on the senior subordinated debt, which was refinanced in August 2005 and which offset higher interest costs on floating rate.

Foreign Exchange Loss on Derivative Financial Instruments and Long-Term Debt

Foreign exchange loss on derivative financial instruments and long-term debt increased $0.7 million from $0.2 million for the three-month period ended April 30, 2006, to $0.9 million for the 13-week period ended May 6, 2007. , due mainly to the difference in variation of debt and the related hedge.

Income Taxes

Due to a phase out of large corporation tax, income tax expense decreased from $0.4 million for the three-month period ended April 30, 2006 to $0.04 million for the 13-week period ended May 6, 2007. Net earnings for the three month period ended April 30, 2006 and the 13-week period ended May 6, 2007, constitute income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

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

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations. Outstanding legal proceedings against us include one action threatened against us for alleged trade-mark infringement pertaining to the sale of certain products by Framecraft Ltd. who has asked that Dollarama L.P. cease selling Framecraft products. We have denied this claim and believe that it is without merit. Although Framecraft Ltd. has asked us to cease selling Framecraft products, no proceedings have been instituted by them against us. In one case (Just Born Inc. v. Dollarama L.P., Dollarama Group L.P., Dollarama Holdings L.P. and Dollarama Group Holdings L.P.) filed on March 12, 2007 in Federal Court of Canada, an unspecified amount, including $100,000 in punitive damages, is being claimed. In the other, Framecraft Ltd has asked that Dollarama L.P. cease selling Framecraft products. They have threatened litigation, but no proceedings have been instituted against us. We have denied the claims in these two actions, and believe that they are without merit. We further note that two other actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In the first case (Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims, other than punitive damages (in the Pellegrino case, plaintiffs have amended their claim to seek a further $2.0 million dollars in punitive damages). While we intend to vigorously defend the claims asserted against us, we cannot predict their outcome.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K/A, filed with the SEC on December 14, 2007.

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