Form 10-Q/A
period 2007-08-05
Dollarama Group L.P.
filed 2007-12-14
CIK 1363456

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

Dollarama Group L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 5, 2007 $	For the three-month period ended July 31, 2006 $	For the 26-week period ended August 5, 2007 $	For the six-month period ended July 31, 2006 $
		(restated-note 11)		(restated-note 11)
Operating activities
Net earnings for the period	22,275	16,446	32,435	25,343
Adjustments for
Amortization of property and equipment	4,101	2,747	8,057	5,255
Amortization of intangible assets	918	1,085	1,848	2,200
Change in fair value of derivative financial instruments	17,608	(6,674)	52,392	4,027
Amortization of deferred financing costs	1,078	1,015	2,146	2,035
Foreign exchange loss (gain) on long-term debt	(22,893)	6,031	(56,134)	(3,294)
Amortization of unfavourable lease rights	(780)	(808)	(1,567)	(1,621)
Deferred lease inducements	425	945	1,134	1,557
Deferred leasing costs	(420)	(304)	(420)	(384)
Deferred tenant allowances	527	1,638	1,767	2,180
Amortization of deferred tenant allowances	(227)	(125)	(431)	(217)
Stock-based compensation	125	154	868	308
Amortization of deferred leasing costs	37	32	74	64
Loss on disposal of property and equipment	11	—	24	20

	22,785	22,182	42,193	37,473
Changes in non-cash working capital components	(29,371)	(2,349)	(36,515)	19,999

	(6,586)	19,833	5,678	57,472

Investing activities
Purchase of property and equipment	(9,383)	(11,091)	(20,002)	(19,991)
Proceeds on disposal of property and equipment	55	28	93	103

	(9,328)	(11,063)	(19,909)	(19,888)

Financing activities
Increase in bank indebtedness	10,000	—	10,000	—
Repayment of long-term debt	(650)	(3,688)	(1,325)	(7,377)
Capital distributions	(28,481)	(1,605)	(29,513)	(2,881)

	(19,131)	(5,293)	(20,838)	(10,258)

Increase (decrease) in cash and cash equivalents	(35,045)	3,477	(35,069)	27,326
Cash and cash equivalents – Beginning of period	47,671	54,732	47,695	30,883

Cash and cash equivalents – End of period	12,626	58,209	12,626	58,209

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

11	Restatement of the Consolidated Statement of Cash Flows

The July 31, 2006 comparative statement of cash flows has been restated to correct presentation errors. The statement as previously reported showed deferred leasing costs and tenant allowances under investing and unrealized foreign exchange gain on the long-term debt as foreign currency translation adjustment, shown as a separate caption on the statement. These items were reclassified under cash flows from operating activities. The table below summarizes the impact of the reclassifications on the operating, investing and financing cash flows for the three and six-month periods ended July 31, 2006. No other statement was impacted by these reclassifications.

	For the three-month period ended July 31, 2006			For the six-month period ended July 31, 2006
	Previously reported $	Reclassification $	Amended $	Previously reported $	Reclassification $	Amended $
Cash flows from operating activities	15,780	4,053	19,833	57,155	317	57,472
Cash flows from investing activities	(9,728)	(1,335)	(11,063)	(18,091)	(1,797)	(19,888)
Cash flows from financing activities	(5,295)	2	(5,293)	(10,258)	—	(10,258)
Foreign currency translation adjustment	2,720	(2,720)	—	(1,480)	1,480	—

Increase (decrease) in cash equivalents	3,477	—	3,477	27,326	—	27,326

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales

Our sales increased $25.1 million, or 12.0%, from $208.1 million for the three-month period ended July 31, 2006, to $233.2 million for the 13-week period ended August 5, 2007. This sales growth was driven primarily by the opening of 58 new stores for the 52 week period ended August 5, 2007 which accounted for approximately $22.4 million or 89.3% of the sales increase and offset by the temporary closure of 4 stores during the same period. Other sales growth factors include the incremental full 13-week effect of the stores opened during the three-month period ended July 31, 2006, comparable store sales growth of 0.7% or $1.4 million for the 13-week period ended August 5, 2007 and offset by a decrease in the number of transactions of 0.2% and one less day of transactions in the 13-week period ended August 5, 2007. The average transaction size increased 0.9%. Comparable store sales increase for the 13-week period ended August 5, 2007 was mainly due to an increase in the average transaction size. Our total store square footage increased 14.1% from 4.05 million as at July 31, 2006 to 4.62 million as at August 5, 2007.

Cost of Sales

Cost of sales increased $13.5 million, or 9.8%, from $138.6 million for the three-month period ended July 31, 2006 to $152.1 million for the 13-week period ended August 5, 2007. Our margin (sales less cost of sales) increased from 33.4% for the three-month period ended July 31, 2006 to 34.8% for the 13-week period ended August 5, 2007. The improvement in our margin was driven mainly by favorable foreign exchange rates and was offset by higher transportation costs to service our western Canada stores. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

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

Comparable store sales decreased 0.6% or $2.2 million for the 26-week period ended August 5, 2007, driven mainly by a decrease in the number of transactions of 1.5%, which was partly offset by an increase in the average transaction size of 0.9%. We attribute this decrease in the number of transactions mainly to the start-up of our new ERP (Enterprise Resource Planning) system. At the early stage of this implementation, we encountered some difficulties to properly replenish our stores. Regular and seasonal products shipments were delayed due to required adjustments to the new system. The situation was corrected during the second quarter and store inventories are back to a more appropriate level.

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

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $14.9 million, or 21.2%, to $84.8 million for the 26-week period ended August 5, 2007 from $70.0 million for the six-month period ended July 31, 2006. This increase was due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases, and costs to upgrade our information technology systems. As a percentage of sales, general, administrative and store operating expenses represented 18.9% for the 26-week period ended August 5 2007, compared with 17.8% for the same period last year. This increase in percentage resulted mainly from one time workers compensation expense and excess rent accrual in the 13-week period ended May 6, 2007.

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

Operating Activities

Cash flows used in operating activities were $6.6 million in the 13-week period ended August 5, 2007 and cash flows provided by operating activities were $5.8 million in the 26-week period ended August 5, 2007, compared to cash flows provided by operating activities of $19.8 million and $57.5 million, respectively, in the corresponding periods of fiscal 2007. The differences in the 13-week period and 26-week period ended August 5, 2007 compared to those corresponding periods of fiscal 2007 are mainly the consequence of changes in non-cash working capital from operating activities, mainly an increase of inventory.

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