Form 10-Q
period 2007-11-04
Dollarama Group L.P.
filed 2007-12-19
CIK 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2007

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

Dollarama Group L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	As at November 4, 2007 $	As at February 4, 2007 $
	(unaudited)
Assets
Current assets
Cash and cash equivalents	1,829	47,695
Accounts receivable	2,226	5,760
Income taxes recoverable	1,929	1,054
Deposits and prepaid expenses	10,893	8,598
Derivative financial instruments (note 4)	—	7,224
Merchandise inventories	204,322	166,017

	221,199	236,348
Property and equipment	106,171	84,665
Goodwill	727,782	727,782
Other intangible assets	118,046	120,379

	1,173,198	1,169,174

Liabilities
Current liabilities
Bank overdraft	5,346	—
Accounts payable	12,621	15,780
Accrued expenses and other	31,335	32,726
Derivative financial instruments (note 4)	149,986	12,409
Current portion of long-term debt (note 2)	24,097	13,496
Income taxes payable	475	—

	223,860	74,411
Long-term debt (note 2)	454,641	578,066
Other liabilities	26,946	25,413

	705,447	677,890

Commitments and contingencies (note 3)
Partners’ Capital
General partner	374	374
Limited partner	358,841	389,313
Contributed surplus	2,416	1,337
Retained earnings	142,562	93,478
Accumulated other comprehensive income (loss)	(36,442)	6,782

	467,751	491,284

	1,173,198	1,169,174

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended November 4, 2007 $	For the three-month period ended October 31, 2006 $	For the 39-week period ended November 4, 2007 $	For the nine-month period ended October 31, 2006 $
Sales	241,905	218,477	690,985	611,560

Cost of sales and expenses
Cost of sales	160,700	147,501	458,113	413,202
General, administrative and store operating expenses	46,163	37,405	131,006	107,382
Amortization	4,588	3,415	12,926	9,249

	211,451	188,321	602,045	529,833

Operating income	30,454	30,156	88,940	81,727
Amortization of deferred financing costs	1,089	1,015	3,235	3,050
Interest expense	10,876	12,001	32,739	35,337
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	1,773	(693)	3,615	(679)

Earnings before income taxes	16,716	17,833	49,351	44,019
Provision for current income taxes	67	421	267	1,264

Net earnings for the period	16,649	17,412	49,084	42,755

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the period	—	—	—	42,755	—	42,755
Unrealized income on derivative financial instruments, net of reclassification adjustments	—	—	—	—	2,107	2,107

Total comprehensive income	—	—	—	42,755	2,107	44,862

Stock-based compensation (note 5)	—	—	463	—	—	463
Capital distributions	—	(4,216)	—	—	—	(4,216)

Balance – October 31, 2006	374	390,660	1,263	54,555	(3,923)	442,929

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the period	—	—	—	49,084	—	49,084
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(43,224)	(43,224)

Total comprehensive income (loss)	—	—	—	49,084	(43,224)	5,860

Stock-based compensation (note 5)	—	—	1,079	—	—	1,079
Capital distributions	—	(30,472)	—	—	—	(30,472)

Balance – November 4, 2007	374	358,841	2,416	142,562	(36,442)	467,751

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended November 4, 2007 $	For the three-month period ended October 31, 2006 $	For the 39-week period ended November 4, 2007 $	For the nine-month period ended October 31, 2006 $
		(restated – note 10)		(restated – note 10)
Operating activities
Net earnings for the period	16,649	17,412	49,084	42,755
Adjustments for
Amortization of property and equipment	4,501	3,022	12,558	8,277
Amortization of intangible assets	824	1,442	2,672	3,641
Change in fair value of derivative financial instruments	49,185	4,731	101,577	8,758
Amortization of deferred financing costs	1,089	1,015	3,235	3,050
Foreign exchange gain on long-term debt	(51,906)	(3,764)	(108,040)	(7,058)
Amortization of unfavourable lease rights	(737)	(1,049)	(2,304)	(2,669)
Deferred lease inducements	824	664	1,958	2,221
Deferred leasing costs	(30)	(40)	(450)	(423)
Deferred tenant allowances	817	876	2,584	3,056
Amortization of deferred tenant allowances	(274)	(170)	(705)	(387)
Stock-based compensation	211	155	1,079	463
Amortization of deferred leasing costs	37	38	111	102
Loss on disposal of property and equipment	5	21	29	41

	21,195	24,353	63,388	61,827
Changes in non-cash working capital components	(5,501)	(21,131)	(42,016)	(1,132)

	15,694	3,222	21,372	60,695

Investing activities
Purchase of property and equipment	(14,321)	(12,596)	(34,323)	(32,588)
Proceeds on disposal of property and equipment	137	51	230	154

	(14,184)	(12,545)	(34,093)	(32,434)

Financing activities
Increase in bank indebtedness	—	—	10,000	—
Decrease in bank indebtedness	(10,000)	—	(10,000)	—
Increase in bank overdraft	5,346	—	5,346	—
Repayment of long-term debt	(6,694)	(20,684)	(8,019)	(28,061)
Capital distributions	(959)	(1,335)	(30,472)	(4,216)

	(12,307)	(22,019)	(33,145)	(32,277)

Decrease in cash and cash equivalents	(10,797)	(31,342)	(45,866)	(4,016)
Cash and cash equivalents – Beginning of period	12,626	58,209	47,695	30,883

Cash and cash equivalents – End of period	1,829	26,867	1,829	26,867

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of Dollarama Group L.P. (the “Partnership”) as contained in the most recent Annual Report on Form 10-K/A (“Form 10-K/A”). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent Form 10-K/A.

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

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

2	Long-term debt

Long-term debt consists of the following:

	As at November 4, 2007 $	As at February 4, 2007 $
		(audited)
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually commencing in February 2006	186,840	237,100
Term bank loan (US$239,802,407; February 4, 2007 – US$241,628,318), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	224,024	286,450
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	81,890	88,000

	492,754	611,550
Less: Current portion	24,097	13,496

	468,657	598,054
Less: Deferred financing costs	14,016	19,988

	454,641	578,066

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Commitments and contingencies

As at November 4, 2007, there were contractual obligations for operating leases amounting to approximately $417,557,000. The leases extend over various periods up to the year 2023, and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2008	57,324
2009	53,780
2010	50,812
2011	47,646
2012	43,298
Thereafter	164,697

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

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

4	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

		Fair value
	As at November 4, 2007 $	As at February 4, 2007 $	Qualify for hedge accounting	Nature of hedging relationship
Foreign currency and interest rate swaps	(66,904)	(6,011)	No	—
Foreign exchange forward contracts	(27,992)	7,224	Yes	Cash flow hedge
Foreign currency swap agreements	(55,090)	(6,398)	Yes	Cash flow hedge

	(149,986)	(5,185)

Derivative financial instruments – current assets	—	7,224
Derivative financial instruments – current liabilities	(149,986)	(12,409)

	(149,986)	(5,185)

5	Stock-based compensation

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

	Number of Class B common share options		Number of Class B preferred share options
	Service	Performance	Service	Performance
Outstanding –January 31, 2006	1,954,167	3,908,334	3,906,280	7,812,560
Effect of the equalization	(1,340,236)	(2,680,472)	(2,153,618)	(4,307,236)

Outstanding – February 4, 2007	613,931	1,227,862	1,752,662	3,505,324
Granted	266,491	532,982	760,800	1,521,600

Outstanding – November 4, 2007	880,422	1,760,844	2,513,462	5,026,924

Exercisable – November 4, 2007	399,250	—	1,139,784	—

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

6	Related party transactions

Included in expenses are management fees of $2,375,100 for the 39-week period ended November 4, 2007 (for the nine-month period ended October 31, 2006 – $2,311,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent. Included in expenses are management fees of $784,000 for the 13-week period ended November 4, 2007 (for the three-month period ended October 31, 2006 – $767,000) charged by an affiliate of Bain Capital Partners VIII, LP.

Expenses charged by related parties, which mainly comprise rent, total $4,944,000 for the 39-week period ended November 4, 2007 (for the nine-month period ended October 31, 2006 – $5,435,000). Expenses charged by related parties, which mainly comprise rent, total $1,659,000 for the 13-week period ended November 4, 2007 (for the three-month period ended October 31, 2006 – $2,035,000).

Included in accrued expenses and other is $1,140,000 as at November 4, 2007 (as at October 31, 2006 – $1,142,000) payable to Bain Capital Partners VIII, LP.

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

In connection with the issuance of the Partnership’s senior subordinated notes (the “Notes”), all of its wholly owned subsidiaries have provided guarantees for the Notes. Dollarama Group L.P. (the “Parent”) does not have any independent assets or operations, and the guarantees provided by the subsidiaries are full and unconditional as well as joint and several. The subsidiaries are not subject to restrictions on their ability to distribute earnings to the Partnership

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

10	Restatement to the consolidated statement of cash flows

The consolidated statement of cash flows for the three-month and nine-month periods ended October 31, 2006 have been restated to correct presentation errors. The statement as previously reported showed deferred leasing costs and tenant allowances under investing activities and unrealized foreign exchange gain on the long-term debt as foreign currency translation adjustment, shown as a separate caption on the statement. These items were reclassified under cash flows from operating activities. The table below summarizes the impact of the reclassifications on the operating, investing and financing cash flows for the three- and nine-month periods ended October 31, 2006. No other statement was impacted by these reclassifications.

	For the three-month period ended October 31, 2006			For the nine-month period ended October 31, 2006
	Previously reported $	Reclassification $	Amended $	Previously reported $	Reclassification $	Amended $
Cash flows from operating activities	4,086	(864)	3,222	61,242	(547)	60,695
Cash flows from investing activities	(11,709)	(836)	(12,545)	(29,801)	(2,633)	(32,434)
Cash flows from financing activities	(22,019)	—	(22,019)	(32,277)	—	(32,277)
Foreign currency translation adjustment	(1,700)	1,700	—	(3,180)	3,180	—

Increase (decrease) in cash equivalents	(31,342)	—	(31,342)	(4,016)	—	(4,016)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto appearing in this report along with the consolidated financial statements for the fiscal year ended February 4, 2007 and related notes and Management’s Discussion and Analysis presented in our Annual Report on Form 10-K/A. Any references to “we,” “us” and “our” refer to Dollarama Group L.P. and Dollarama Corporation.

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

Accounting Periods

On February 1, 2007, we changed our fiscal year end from January 31 to February 4, 2007 for fiscal year 2007 and to a floating year ending on the Sunday closest to January 31 for all subsequent fiscal years. We decided to change the year end date of our fiscal year 2007 to February 4, 2007 even though it is not the Sunday closest to January 31 because, as is traditional with the retail calendar, every 5 to 6 years, a week is added to the retail calendar. The week ended February 4, 2007 is therefore equivalent to our 53rd week in the retail calendar, leaving the 53rd week year behind us and the rest of our fiscal year end dates to fall on the Sunday closest to January 31. Our fiscal year 2008 began February 5, 2007 and will end February 3, 2008. There is one less day of transactions included in the 13-week period ended November 4, 2007 when compared to the three-month period ended October 31, 2006. There are an equal number of days in the 39-week period ended November 4, 2007 when compared to the nine-month period ended October 31, 2006.

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

Overview

We are the leading operator of dollar discount stores in Canada with stores in each province. Based on our internal review of publicly available information, we believe that we have more than 2.5 times the number of stores as our next largest competitor in Canada. Our core markets are Ontario and Québec. As at November 4, 2007, we operated 505 Dollarama stores, including 388 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

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

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and takes possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. We measure comparable store sales over periods containing an integral number of weeks, beginning on a Monday and ending on a Sunday. We include sales from relocated stores and expanded stores in comparable store sales.

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

Results of Operations

13-Week Period Ended November 4, 2007 Compared to Three-Month Period Ended October 31, 2006

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	13-Week Period Ended November 4, 2007	Three-Month Period Ended October 31, 2006
Sales	100.0%	100.0%
Cost of sales	66.4%	67.5%
General administrative and store operating expenses	19.1%	17.1%
Amortization	1.9%	1.6%
Amortization of deferred financing costs	0.5%	0.5%
Interest expense	4.5%	5.5%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.7%	(0.3)%
Taxes	0.0%	0.2%
Net earnings	6.9%	8.0%

Sales

Our sales increased $23.4 million, or 10.7%, from $218.5 million for the three-month period ended October 31, 2006, to $241.9 million for the 13-week period ended November 4, 2007. This sales growth was driven primarily by the opening of 57 new stores for the 52 week period ended November 4, 2007 which accounted for approximately $21.2 million or 90.7% of the sales increase and offset by the temporary closure of 3 stores during the same period, and the incremental full 13-week effect of the stores opened during the three-month period ended October 31, 2006. The sales growth was offset by a decrease in comparable store sales of 0.3% or $0.5 million for the 13-week period ended November 4, 2007, and one less day of transactions in the 13-week period ended November 4, 2007 compared with the three-month period ended October 31, 2006. Our total store square footage increased 14.0% from 4.25 million as at October 31, 2006 to 4.84 million as at November 4, 2007.

Cost of Sales

Cost of sales increased $13.2 million, or 8.9%, from $147.5 million for the three-month period ended October 31, 2006 to $160.7 million for the 13-week period ended November 4, 2007. Our margin (sales less cost of sales) increased from 32.5% for the three-month period ended October 31, 2006 to 33.6% for the 13-week period ended November 4, 2007. The improvement in our margin was driven mainly by favorable foreign exchange rates and was partially offset by higher product costs from China, higher fuel costs and higher costs related to our expansion to western Canada. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $8.8 million, or 23.4%, to $46.2 million for the 13-week period ended November 4, 2007 from $37.4 million for the three-month period ended October 31, 2006. This increase was due to a greater number of stores in operation, higher wages resulting from minimum wage increases and additional costs related to the infrastructure required to support the development and added activities of our head office. In addition, during the 13-week period ended November 4, 2007, we retained the services of consultants to assist us in performing an extensive market study and in our Sarbanes-Oxley Act certification process. As a percentage of sales, general, administrative and store operating expenses represented 19.1% for the 13-week period ended November 4, 2007 compared with 17.1% for the same period last year.

Amortization

Amortization expense increased $1.2 million from $3.4 million for the three-month period ended October 31, 2006 to $4.6 million for the 13-week period ended November 4, 2007. This increase was due mainly to the amortization of property and equipment resulting from the new store openings and the amortization of part of our upgraded information technology systems due to the upgrade of our systems.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $1.1 million for the 13-week period ended November 4, 2007 and $1.0 million for the three-month period ended October 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense decreased $1.1 million from $12.0 million for the three-month period ended October 31, 2006 to $10.9 million for the 13-week period ended November 4, 2007 due mainly to a lower level of debt.

Foreign Exchange Loss on Derivative Financial Instruments and Long-Term Debt

Foreign exchange loss on derivative financial instruments and long-term debt increased $2.5 million from a $0.7 million gain for the three-month period ended October 31, 2006, to a $1.8 million loss for the 13-week period ended November 4, 2007, due mainly to the difference in exchange rate.

Income Taxes

Due to a phase out of large corporations’ tax, income tax expense decreased from $0.4 million for the three-month period ended October 31, 2006 to $0.1 million for the 13-week period ended November 4, 2007. Net earnings for the three-month period ended October 31, 2006 and the 13-week period ended November 4, 2007 constituted income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes paid by our subsidiary companies.

Net Earnings

Net earnings decreased $0.8 million, from $17.4 million for the three-month period ended October 31, 2006, to $16.6 million for the 13-week period ended November 4, 2007.

39-Week Period Ended November 4, 2007 Compared to Nine-Month Period Ended October 31, 2006

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	39-Week Period Ended November 4, 2007	Nine-Month Period Ended October 31, 2006
Sales	100.0%	100.0%
Cost of sales	66.3%	67.6%
General administrative and store operating expenses	19.0%	17.6%
Amortization	1.9%	1.5%
Amortization of deferred financing costs	0.5%	0.5%
Interest expense	4.7%	5.8%
Foreign exchange loss on derivative financial instruments and long-term debt	0.5%	(0.1)%
Taxes	0.0%	0.2%
Net earnings	7.1%	7.0%

Sales

Our sales increased $79.4 million, or 13.0%, from $611.6 million for the nine-month period ended October 31, 2006, to $691.0 million for the 39-week period ended November 4, 2007. This sales growth was driven primarily by the opening of 57 new stores for the 52 week period ended November 4, 2007 which accounted for approximately $44.7 million or 56.3% of the sales increase and offset by the temporary closure of 3 stores during the same period, the incremental full 39-week effect of the stores opened during the nine-month period ended October 31, 2006 which contributed approximately $38.9 million or 49.0% of the sales increase and offset by a comparable store sales decrease.

Comparable store sales decreased 0.7% or $4.3 million for the 39-week period ended November 4, 2007. We attribute this decrease partly to the start-up of our new ERP (Enterprise Resource Planning) system. At the early stage of this implementation, the store replenishment process was delayed as we adjusted to our new system. The situation was corrected during the second quarter.

Cost of Sales

Cost of sales increased $44.9 million, or 10.9%, from $413.2 million for the nine-month period ended October 31, 2006 to $458.1 million for the 39-week period ended November 4, 2007. Our margin (sales less cost of sales) increased from 32.4% for the nine-month period ended October 31, 2006 to 33.7% for the 39-week period ended November 4, 2007. The improvement in our margin was driven mainly by favorable foreign exchange rates and was partially offset by higher product costs from China, higher fuel costs and higher costs related to our expansion to western Canada . Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $23.6 million, or 22.0%, to $131.0 million for the 39-week period ended November 4, 2007 from $107.4 million for the nine-month period ended October 31, 2006. This increase was due to a greater number of stores in operation, higher wages resulting from minimum wage increases and additional costs related to the infrastructure required to support the development and added activities of our head office. In addition, during the 39-week period ended November 4, 2007, we retained the services of consultants to assist us in performing an extensive market study and in our Sarbanes-Oxley Act certification process. As a percentage of sales, general, administrative and store operating expenses represented 19.0% for the 39-week period ended November 4, 2007, compared with 17.6% for the same period last year.

Amortization

Amortization expense increased $3.7 million from $9.2 million for the nine-month period ended October 31, 2006 to $12.9 million for the 39-week period ended November 4, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of part of our upgraded information technology systems due to the upgrade of our systems.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $3.2 million for the 39-week period ended November 4, 2007 and $3.1 million for the nine-month period ended October 31, 2006. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense decreased $2.6 million from $35.3 million for the nine-month period ended October 31, 2006 to $32.7 million for the 39-week period ended November 4, 2007 due mainly to a lower level of debt.

Foreign Exchange Loss on Derivative Financial Instruments and Long-Term Debt

Foreign exchange loss on derivative financial instruments and long-term debt increased $4.3 million from a gain of $0.7 for the nine-month period ended October 31, 2006, to a $3.6 million loss for the 39-week period ended November 4, 2007, due mainly to the difference in exchange rate.

Income Taxes

Due to a phase out of large corporations’ tax, income tax expense decreased from $1.3 million for the nine-month period ended October 31, 2006 to $0.3 million for the 39-week period ended November 4, 2007. Net earnings for the nine-month period ended October 31, 2006 and the 39-week period ended November 4, 2007 constitute income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes paid by our subsidiary companies.

Net Earnings

Net earnings increased $6.3 million, from $42.8 million for the nine-month period ended October 31, 2006, to $49.1 million for the 39-week period ended November 4, 2007.

Liquidity and Capital Resources

Cash Flows

Our cash position decreased $25.1 million from $26.9 million as at October 31, 2006 to $1.8 as at November 4, 2007. The cash flows provided by or used in operating activities, investing activities and financing activities during the 13-week and 39-week periods ended November 4, 2007 and the three-month and nine-month periods ended October 31, 2006 are discussed below.

Operating Activities

Cash flows provided by operating activities were $15.7 million in the 13-week period ended November 4, 2007 and cash flows provided by operating activities were $21.4 million in the 39-week period ended November 4, 2007, compared to cash flows provided by operating activities of $3.2 million and $60.7 million, respectively, in the corresponding periods of fiscal 2007. The increase in cash provided in the 13-week period ended November 4, 2007 compared to the three-month period ended October 31, 2006 is mainly due to a lower increase in inventory. While the decrease in cash flow provided by operating activities in the 39-week period ended November 4, 2007 compared to the nine-month period ended October 31, 2006 is mainly due a greater increase in inventory offset by a decrease in accounts payable. Both inventory and accounts payable are classified as non-cash working capital from operating activities.

Investing Activities

Cash flows used in investing activities were $14.2 million in the 13-week period ended November 4, 2007 and $34.1 million in the 39-week period ended November 4, 2007 versus $12.5 million in the three-month period ended October 31, 2006 and $32.4 million in the nine-month period ended October 31, 2006. These investing requirements were due primarily to the acquisition of property and equipment related to new stores opened, the renovation, expansion and relocation of existing stores, improvements to information systems, an increase in warehouse capacity in the greater Montréal area, and preparation for our move to a new head office. 19 stores opened during the 13-week period ended November 4, 2007 versus 20 stores opened and one store closure during the three-month period ended October 31, 2006.

Financing Activities

Cash flows used in financing activities were $12.3 million mainly due to repayment of the revolver in the 13-week period ended November 4, 2007 and $33.1 million in the 39-week period ended November 4, 2007 versus $22.0 million in the three-month period ended October 31, 2006 and $32.3 million in the nine-month period ended October 31, 2006 respectively. The main reason for the increase in cash flow required was for capital distribution of U.S.$26.0 million for the repayment of U.S.$15.0 million in principal amount and the payment of U.S.$11.0 million in interest by Dollarama Group Holdings L.P. These payments were made in compliance with our existing loan covenants.

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

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $42.0 million based on the exchange rate on November 4, 2007) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to Dollarama Capital Corporation, our parent, and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

As at November 4 2007, we and our subsidiaries had approximately $305.9 million of senior secured debt outstanding, consisting of debt outstanding under our senior credit facility, and U.S.$200.0 million ($186.8 million based on exchange rate on November 4, 2007) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes.

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

Senior Secured Credit Facility Our senior secured credit facility consists of a (i) $81.9 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$239.8 million ($224.0 million based on the exchange rate on November 4, 2007) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three months ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25% to 2.00% for adjusted LIBOR rate loans and 1.00% for U.S. base rate loans. Upon reaching a lease-adjusted leverage ratio of less than 4.75:1, the margin percentage is further reduced by 0.25%.

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

Capital Expenditures

Capital expenditures for the 13-week and 39-week periods ended November 4, 2007 were $14.3 million and $34.3 million, respectively versus $12.6 million and $32.6 million, respectively for the corresponding periods of fiscal 2007. Capital spending is mainly the result of new store openings, store expansions, renovations and relocations, and increasing capacity of our distribution center and improving our information systems. There were 19 store openings with one store closure and 45 store openings with three store closings in the 13-week and 39-week periods ended November 4, 2007, respectively compared with 20 store openings with one store closing and 57 store openings with three store closings in the three-month and nine-month periods ended October 31, 2006, respectively. $5.2 million was spent toward the investment in our information systems during the 39-week period ended November 4, 2007. We expect to make additional expenditures to move our head office and open a new warehouse.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance beginning February 4, 2008. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.

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

In addition, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt. As required by the terms of our senior secured credit facility, we have entered into two swap agreements consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans. We record the fair value of the swap agreements as a reduction of “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments “in our consolidated statement of operations and in “derivative financial instruments” on the balance sheet.

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

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $305.9 million in term loans outstanding under our senior secured credit facility based on the exchange rate on November 4, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated August 31, 2007 between Dollarama Group L.P. and Stéphane Gonthier.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group L.P.

By: Dollarama Group GP Inc.,
its general partner

Dated: December 19, 2007	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer

Dated: December 19, 2007	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer