Form 10-K
period 2009-02-01
Dollarama Group L.P.; Dollarama Group Holdings L.P.
filed 2009-04-17
CIK 1363456, 1401140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers: 333-134550 and 333-143444

Dollarama Group L.P.

Dollarama Group Holdings L.P.

(Exact name of registrant as specified in its charter)

Quebec, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5805 Royalmount Avenue, Montreal	H4P 0A1
(Address of principal executive offices)	(Postal Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

This Form 10-K is a combined annual report being filed separately by two registrants: Dollarama Group L.P. and Dollarama Group Holdings L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Dollarama Group Holdings L.P. and any reference to “Group L.P.” refers to Dollarama Group L.P., the wholly-owned subsidiary of Holdings. The “Partnership”, “we”, “us”, and “our” refer to Dollarama Group L.P., together with Dollarama Group Holdings L.P. and its consolidated subsidiaries.

DOLLARAMA GROUP L.P.

DOLLARAMA GROUP HOLDINGS L.P.

This combined Form 10-K is separately filed by Dollarama Group L.P. and Dollarama Group Holdings L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

ITEM 1.	BUSINESS

Registrants

This annual report is that of Dollarama Group L.P. (“Group L.P.”) and Dollarama Group Holdings L.P. (“Holdings”). Currently, the only assets of Holdings are 100% of the equity of its three direct subsidiaries: (i) Dollarama Group Holdings Corporation, which holds no assets, (ii) Dollarama Holdings GP Inc., which is the general partner of Dollarama Holdings L.P., and (iii) Dollarama Holdings L.P., which holds no assets other than equity in its two direct subsidiaries. Dollarama Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., owns 100% of the equity of Group L.P. Group L.P., along with its direct subsidiaries Dollarama GP Inc. and Dollarama Corporation, own 100% of the equity of Dollarama L.P. Together, Dollarama L.P. and Dollarama Corporation operate the Dollarama business. Group L.P. and Holdings are together with its consolidated subsidiaries referred to as the “Partnership”, “we”, “us” or “our”.

Corporate Structure

The chart below summarizes our ownership and corporate structure:

The Partnership

We are the leading operator of discount retail stores in Canada. Based on our internal review of publicly available information, we believe that we have approximately 4 times the number of stores as compared to our next largest competitor in Canada. As of February 1, 2009, we operated 564 Dollarama stores, each offering a broad assortment of quality everyday merchandise sold in individual or multiple units primarily at a fixed price of $1.00. While the majority of products in our stores continue to be priced at $1.00, on February 2, 2009 the Partnership began offering products in its stores priced at $1.25, $1.50 or $2.00.

All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in various locations, including metropolitan areas, mid-sized cities, and small towns. For the fiscal year ended February 1, 2009, we generated sales of $1.09 billion.

We believe that our leadership position in the Canadian dollar store market is attributable to a number of operational advantages that distinguish us from other Canadian dollar store chains. These advantages include:

•	the number and concentration of our stores in our key markets, which increase our brand recognition and allows our customers to associate the quality of our merchandise offering to our name;

•	our larger store format, which allows us to carry a wide variety of products and a constant supply of staple goods;

•	our strong, long-standing supplier network, which gives us the opportunity to offer a constantly evolving product selection and answer our customers’ needs ahead of our competitors;

•	the volume of goods we source from low-cost foreign vendors, which enhances our leverage to negotiate better prices and our ability to offer greater value to our customers for one dollar; and

•	our in-house product development expertise, which allows us to improve our product offering and quickly adjust to our ever evolving customers’ needs.

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

In 1910, the company was established as a single variety store in Québec. In 1992, Mr. Larry Rossy, our chief executive officer and the grandson of our founder, led our management team to introduce a number of initiatives that dramatically altered our strategic focus. These included adopting the “dollar store” concept and aggressively pursuing our store network expansion strategy in Canada to leverage brand awareness, lower our costs and increase our sales. In addition, we implemented a program to directly purchase and import merchandise from low-cost overseas suppliers to diversify our product offering and further lower our costs. As a result of this strategic shift, our store network has grown at a compound annual growth rate, or CAGR, of approximately 16% over the last 17 years, expanding from 44 stores as of January 31, 1992 to 564 stores as of February 1, 2009, and our sales have grown at a CAGR of approximately 24% over the same period.

Our Stores

Site Selection

We carefully manage our real estate with the goal of maximizing chain-wide store profitability and maintaining a disciplined, cost-sensitive approach to store site selection. We evaluate potential store locations based on a variety of criteria, including (i) the level of retail activity and traffic patterns, (ii) the presence or absence of competitors, (iii) the population and demographics of the area, and (iv) the total rent and occupancy cost per square foot. Our stores are located primarily in high-traffic areas, where our management believes consumers are likely to do their household shopping, in various locations including metropolitan areas, mid-sized cities, and small towns. Historically, our stores have been located in shopping centers, in strip malls, and in stand-alone locations. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

Of our 564 existing store locations as of February 1, 2009, we leased all stores from third parties, except 18 stores leased directly or indirectly from members of the Rossy family. We expect to continue to lease store locations as we expand. Average base rent has remained under $12 per square foot over the past several years. The average length of our leases is 10.7 years, and the average time to their expiration is 5.5 years. As current leases expire, we believe that we will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases at market rates for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing suitable leases for new stores except in Western Canada where there is a more competitive real estate market. We believe that this leasing strategy enhances our flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions.

Store Size and Condition

The range of our store size allows us to target a particular location with the store size that we believe best suits that market. We operate stores primarily ranging from 7,500 to 12,000 square feet. In the future, we intend to open stores generally ranging from 8,000 to 12,000 square feet. Our average store size has increased over the past 11 years from 5,272 square feet in fiscal year 1998 to 9,760 square feet as of February 1, 2009, with new stores opened in the fiscal year ended February 1, 2009 averaging approximately 10,400 square feet.

More than two thirds of our stores have been newly opened, completely renovated or relocated in the last six years. We have spent an average of approximately $3.1 million on store renovations and relocations (including expansions) in each of the past three years. We believe that the current store network is in good condition and does not require material maintenance capital expenditures.

Our Merchandise

Merchandise Mix and Pricing

We are constantly adjusting our merchandise mix to increase profitability. As a result of the increase in the average size of our stores, we have been able to expand both the number of merchandise categories we offer and the number of products offered in each category. A typical store stocks approximately 5,000 SKUs, a significant increase from just five years ago. We analyze our products on a monthly basis for sales and profitability. Based on the results, we adjust our merchandise mix with a goal of optimizing profitability. Slower selling items are discontinued and replaced.

We make our merchandise decisions based on our goal of offering the best value to our customers. Our stores offer a varied merchandise mix consisting of both consumables and semi-durables, which are sold primarily in individual or multiple units mainly at fixed prices of $1.00, $1.25, $1.50 and $2.00 (prices over $1.00 are effective February 2, 2009). Despite the low price points, we have been successful at driving increases in average transaction size by modifying our merchandise mix based on consumer preferences and through the use of store layout and displays to encourage impulse purchases. The average customer transaction size at our stores increased approximately 30% from $5.33 in fiscal year 2001 to $6.92 in fiscal year 2009, which we believe is a result of our differentiated store format.

The actual selection of items offered in our stores at any one time varies. We have a core selection of consumable and semi-durable products such as household chemicals, paper and plastics, candy and food, and health and beauty care products that we target to have in stock at our stores continuously. Our larger stores carry a greater variety and quantity of consumable and semi-durable products than our smaller stores, particularly food, household chemicals, and health and beauty care products. In addition, we sell seasonal and impulse items and selected close-out merchandise to add variety to our core products and create an exciting shopping experience. Examples of seasonal goods include Easter gifts, summer toys, and Halloween and Christmas decorations. Our inventory includes both private label and nationally branded merchandise that we believe is good value and contributes to a consistent shopping experience designed to generate customer loyalty. We believe that despite the large selection of products bearing private label in our stores, there is still room to increase private label penetration.

Although our merchandise mix focuses on quality unbranded products, we offer close-out products to complement our selection, with the focus of continuity of our product offering, both in national brands and house brands. Close-out merchandise typically represent a small percentage our sales. We believe that the consistency of our merchandise differentiates us from our American counterparts.

Merchandise Sourcing

We purchase most of our merchandise through our centralized merchandising department. We purchase merchandise mainly from manufacturers, wholesalers, manufacturers’ representatives and importers. Our strategy is to source merchandise directly from the lowest cost suppliers that meet our standards for quality. Our sourcing strategy blends directly imported merchandise from overseas and products sourced from North American vendors, which accounted for approximately 58% and 42%, respectively, of our total volume in fiscal year 2009. Typically, products purchased from Canadian manufacturers are consumables that fall into the categories of cleaning supplies, groceries, confections, and greeting cards. We have been steadily increasing our purchases from overseas suppliers in recent years, including goods sourced directly from China, Hong Kong, India, Indonesia, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey, United Kingdom and Vietnam.

In recent years, we have increased our focus on international sourcing for discount retail merchandise. We began developing relationships with overseas suppliers in 1993 and sourced more than 50% of our merchandise as a percentage of sales via our import operation directly from our global supplier base in fiscal year 2009. Through these relationships, we also develop the product design, packaging, and labeling concepts for our house brand and work in concert with the supplier partner selected to produce each item to ensure that the final product quality, design and packaging meet our exacting standards.

Our supply base is well diversified, with no single supplier accounting for more than 4% of our total purchases in fiscal year 2009. During fiscal year 2009, we purchased approximately 15% of our merchandise from our top five suppliers, 25% of our merchandise from our top ten suppliers and approximately 41% of our merchandise from our top 25 suppliers. We buy products on an order-by-order basis and have very few long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. However, we have strong and long-standing relationships with our suppliers, including relationships with seven of our top ten suppliers for more than ten years and all of our top ten suppliers for more than seven years. The strength and duration of these relationships as well as our large purchasing volumes have enabled us to exert some influence over merchandise price and quality.

Marketing

We have been able to generate rapid growth without significant expenditures on marketing and promotions. We believe that this is primarily due to our strong brand name and success at selecting locations with high traffic and ease of accessibility. Although we experience immaterial retail markdowns of inventory due to both the nature of our inventory and our business model, in light of our price points, there are generally no sales or markdowns to advertise.

Advertising is employed for new store openings. We promote new store openings using a selection of media, which may include radio, local newspapers, circulars, and television. The new store advertising campaign may last from one to two weeks, depending on the store location. We also employ regional advertising to increase brand awareness and drive sales growth.

Seasonality

Our business is seasonal to a certain extent. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and our lowest sales volume occurs in the first quarter. In anticipation of increased sales activity during the fourth quarter, we typically purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store and warehouse staffs.

Summary of Quarterly Results

(Unaudited)

(in thousands of Canadian Dollars)

Summary of Quarterly Results (Unaudited)

	Group L.P.						Holdings
	Year Ended February 1, 2009		Year Ended February 3, 2008		Year Ended February 4, 2007		Year Ended February 1, 2009		Year Ended February 3, 2008		Year Ended February 4, 2007
(dollars in thousands)	$	% of Total	$	% of Total	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Sales
Q1	$236,815	21.7%	$215,875	22.2%	$184,941	20.8%	$236,815	21.7%	$215,875	22.2%	$184,941	20.8%
Q2	264,271	24.3%	233,205	24.0%	208,142	23.5%	264,271	24.3%	233,205	24.0%	208,142	23.5%
Q3	272,379	25.0%	241,905	24.9%	218,477	24.6%	272,379	25.0%	241,905	24.9%	218,477	24.6%
Q4	315,546	29.0%	281,367	28.9%	276,226	31.1%	315,546	29.0%	281,367	28.9%	276,226	31.1%

Year	$1,089,011	100.0%	$972,352	100.0%	$887,786	100.0%	$1,089,011	100.0%	$972,352	100.0%	$887,786	100.0%

Gross Profit
Q1	$76,610	20.6%	$70,579	21.3%	$57,834	19.3%	$76,610	20.6%	$70,579	21.3%	$57,834	19.3%
Q2	93,129	25.0%	81,088	24.5%	69,547	23.3%	93,129	25.0%	81,088	24.5%	69,547	23.3%
Q3	93,023	25.0%	81,205	24.5%	70,976	23.7%	93,023	25.0%	81,205	24.5%	70,976	23.7%
Q4	109,108	29.4%	98,595	29.7%	100,960	33.7%	109,108	29.4%	98,595	29.7%	100,960	33.7%

Year	$371,870	100.0%	$331,467	100.0%	$299,317	100.0%	$371,870	100.0%	$331,467	100.0%	$299,317	100.0%

Net Earnings
Q1	$9,632	10.7%	$10,160	13.2%	$8,897	12.4%	$(549)	(2.3)%	$18,472	20.8%	$8,897	12.4%
Q2	26,017	28.9%	22,275	29.0%	16,446	22.9%	19,410	80.9%	25,759	29.0%	16,446	22.9%
Q3	24,207	26.9%	16,649	21.7%	17,412	24.2%	(15,340)	(63.9)%	33,828	38.0%	17,412	24.2%
Q4	30,253	33.5%	27,694	36.1%	29,080	40.5%	20,482	85.3%	10,810	12.2%	29,080	40.5%

Year	$90,109	100.0%	$76,778	100.0%	$71,835	100.0%	$24,003	100.0%	$88,869	100.0%	$71,835	100.0%

Employees

As of February 1, 2009, we had approximately 11,073 retail employees, including full-time, part-time, and temporary employees. We also employed 235 head office employees. In addition, we hire seasonal employees during busy seasons such as Christmas. None of our employees is a party to a collective bargaining agreement or represented by a labor union.

Competition

The retail industry is highly competitive and we expect competition to increase in the future. We operate in the discount retail merchandise business, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service. Our competitors include multi-price dollar stores, mass merchandisers, discount retailers and variety retailers. We believe we differentiate ourselves from other retailers by providing high value, high quality and low cost merchandise in attractively designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

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

General economic conditions and volatility in the worldwide economy has adversely affected consumer spending, which may negatively affect our business.

Current economic conditions or a further deterioration in the Canadian economy may adversely affect the spending of our customers, which would likely result in lower sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, consumer debt levels, lack of available credit, business conditions, fuel and energy costs, interest rates, and tax rates, could also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products. We may be sensitive to reductions in consumer spending because we generally have limited flexibility to reduce our prices to maintain or attract additional sales in an economic downturn.

In addition, current global economic conditions and uncertainties, the potential impact of the current recession, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other impacts which we are unable to fully anticipate. One of our key strategies is to source quality merchandise directly from the lowest cost supplier. Thus supplier plant closures or increases in costs of merchandise due to economic conditions may adversely affect our business.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are highly leveraged. As of February 1, 2009, Holdings had long-term debt excluding financing costs of $838.4 million, of which $588.9 million is held by Group L.P. Our high degree of leverage could have important consequences, including the following:

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness.

Our ability to make scheduled payments on or to refinance our debt obligations and to make distributions to enable us to service our debt obligations depends on the financial and operating performance of Group L.P., which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control, including fluctuations in interest rates, market liquidity conditions, increased operating costs, and trends in our industry. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such circumstances, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior secured credit facility, the indenture governing the 8.875% senior subordinated notes and the indenture governing the senior floating rate deferred interest notes restrict our ability to dispose of assets and restrict the use of the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and these proceeds may not be adequate to meet any debt service obligations then due.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facility, the indenture governing the 8.875% senior subordinated notes and the indenture governing the senior floating rate notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. The revolving credit facility that is part of the senior secured credit facility provides commitments of up to $75.0 million. In addition, our subsidiaries may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face could intensify.

The indenture governing our senior floating rate deferred interest notes imposes significant operating restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be in our interest.

The indenture governing our senior floating rate deferred interest notes contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur, assume, or guarantee additional debt and issue or sell preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into transactions with affiliates;

•	conduct certain business activities; and

•	consolidate or merge or sell all or substantially all of our assets.

In addition, the senior secured credit facility and the indenture governing the 8.875% senior subordinated notes each contain a number of restrictive covenants and the senior secured credit facility requires us to comply with certain financial covenants, including the maintenance of specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our indebtedness, including our senior floating rate deferred interest notes and the borrowings under the senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

There is no guarantee that our strategy to introduce products between the $1.00 and $2.00 dollar price range will be successful.

While the majority of the products in our stores continue to be priced at $1.00, on February 2, 2009 the Partnership began offering products in its stores priced at $1.25, $1.50 or $2.00. We believe that offering products between the $1.00 and $2.00 price range will allow us to offer more value and higher quality goods to our customers. There is, however, no guarantee that our customers will be willing to purchase products priced above the $1.00 price point or that the introduction of new price points will not have a negative effect on sales of our traditional $1.00 price point products. Furthermore, the current economic recession may adversely impact our consumers acceptance of our higher price point merchandise.

As a discount retailer, we are particularly vulnerable to future increases in operating and merchandise costs.

Our ability to provide quality merchandise at low price points is subject to a number of factors that are beyond our control, including cost of products, foreign exchange rate fluctuations, increases in rent and occupancy costs, inflation and increases in labor and fuel costs, all of which may reduce our profitability and have an adverse impact on our cash flows. In the past as a fixed price retailer, we generally have not passed on cost increases to our customers by increasing the price of our merchandise. Instead, we attempt to offset a cost increase in one area of our operations by finding cost savings or operating efficiencies in another.

We believe that our new additional price points of $1.25, $1.50 and $2.00 will give us some flexibility to address cost increases by adjusting our selling price on certain items. There is, however, no guarantee that our customers will be willing to purchase products priced above the $1.00 price point or that we will be successful in offsetting costs in a meaningful way even if our customers accept our new price points given the limited range of prices which we offer.

Foreign exchange rate fluctuations, in particular, have a material impact on our operating and merchandise costs. This is because while most of our sales are in Canadian dollars, we have been increasing our purchases of merchandise from low-cost overseas suppliers, principally in China. In fiscal year 2009, direct sourcing from overseas suppliers accounted for more than 50% of our purchases. Our results of operations are particularly sensitive to the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar because we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. For example, if the Chinese renminbi were to appreciate against the U.S. dollar, our cost of merchandise purchased in China would increase, which would have a negative impact on our margins, profitability and cash flows. If the U.S. dollar appreciates against the Canadian dollar at the same time, the negative impact would be further exacerbated.

Labor shortages may reduce our ability to have a competitive labor cost. Fuel cost increases or surcharges could also increase our transportation costs and therefore impact our profitability. In addition, inflation and adverse economic developments in Canada, where we both buy and sell merchandise, and in China and other parts of Asia, where we buy a large portion of our imported merchandise, can have a negative impact on our margins, profitability and cash flows. If we are unable to predict and respond promptly to these or other similar events that may increase our operating and merchandise costs, our results of operations and cash flows will be adversely affected.

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

One of our key business strategies is to source quality merchandise directly from the lowest cost supplier. As a result, we rely heavily on imported goods, principally from China. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Merchandise imported directly from overseas manufacturers and agents accounted for more than 50% of our total purchases during fiscal year 2009. We expect direct imports to continue to account for approximately 45% to 55% of our total purchases. Our imported merchandise could become more expensive or unavailable for a number of reasons, including (a) disruptions in the flow of imported goods due to factors such as raw material shortages or increase in prices, work stoppages, factory closures in China, suppliers going out of business, inflation, strikes, and political unrest in foreign countries; (b) problems with oceanic shipping, including shipping container shortages; (c) economic crises and international disputes, such as China’s claims to sovereignty over Taiwan; (d) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of Canada to maintain normal trade relations with China; (e) import duties, import quotas, and other trade sanctions; and (f) increases in shipping rates imposed by the trans-Pacific shipping cartel. The development of one or more of these factors could adversely affect our operations in a material way. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our sales and profits and have an adverse impact on our cash flows.

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

Natural disasters, unusual weather, pandemic outbreaks, boycotts and geo-political events or acts of terrorism could adversely affect our operations and financial results.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest in countries in which our suppliers are located and acts of terrorism, or similar disruptions could adversely affect our operations and financial results. These events could result in physical damage to one or more of our properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our stores or warehouses or distribution centers, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our warehouses, distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These factors could otherwise disrupt and adversely affect our operations and financial results.

We may be unable to obtain additional capacity for our warehouse and distribution centers.

We anticipate that we will need additional warehouse and distribution center capacity in the coming years. Our rapid historical and anticipated future growth places significant pressure on this critical function. However, we estimate our current distribution center allows us to serve our requirements for the coming years. If we are unable to locate sites for the new warehouses and distribution centers or achieve functionality of the distribution centers on a timely basis, we may not be able to successfully execute our growth strategy.

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

Historically, our highest sales results have occurred during the fourth quarter, which includes the holiday selling season. During fiscal year 2009, approximately 29.0% of our sales were generated in the fourth quarter. Accordingly, any adverse trend in sales for the fourth quarter could have a material adverse effect upon our stores’ profitability and adversely affect our results of operations for the entire year.

Competition in the retail industry could limit our growth opportunities and reduce our profitability.

We compete in the discount retail merchandise business, which is highly competitive, and we expect competition to increase in the future. This competitive environment subjects us to the risk of reduced profitability resulting from reduced margins required to maintain our competitive position. Our competitors include variety and discount stores such as Buck or Two, Dollar Giant, Dollar Store With More, Everything For a Dollar, and Great Canadian Dollar Store, mass merchandisers such as Wal-Mart, and, to a lesser extent, other discount retailers operating in Canada. In addition, we expect that our expansion plans, as well as the expansion plans of other discount retailers, will increasingly bring us into direct competition with them. Competition may also increase because there are no significant economic barriers to other companies becoming discount retailers or to U.S. discount retailers such as Dollar General, Dollar Tree and Family Dollar entering the Canadian market. Some of our competitors in the retail industry are much larger and have substantially greater resources than we do, and we remain vulnerable to the marketing power and high level of consumer recognition of major mass merchandisers such as Wal-Mart, and to the risk that these mass merchandisers or others could venture into our market segment in a significant way.

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

As of February 1, 2009, we leased all our stores from unaffiliated third parties, except 18 of our stores leased directly or indirectly from members of the Rossy family.

Approximately 10%, 8% and 8% of our store leases with third party lessors will expire in fiscal year 2010, fiscal year 2011, and fiscal year 2012, respectively. Unless the terms of our leases are extended, the properties, together with any improvements that we have made, will revert to the property owners upon expiration of the lease terms. As the terms of our leases expire, we may not be able to renew these leases or find alternative store locations that meet our needs on favorable terms or at all. If we are unable to renew a significant number of our expiring leases or to promptly find alternative store locations that meet our needs, our profitability and cash flows may be materially adversely affected.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory, and store communications systems. We implemented a new enterprise-wide system technology solution during fiscal year ended February 3, 2008 encompassing finance, distribution, store replenishment and supply chain. This enterprise-wide software solution enables management to better and more efficiently conduct our operations and gather, analyze, and assess information across all business segments and geographic locations. However, difficulties with the new hardware and software platform could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which would have an adverse effect on our business. In the event we experience significant disruptions with our information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows. Costs associated with potential interruptions of the newly implemented system could be significant.

We may not be able to successfully execute our growth strategy, particularly outside of our core markets of Ontario and Québec.

We have experienced substantial growth during the past several years, opening an average of 38 stores per year since fiscal year 2000, and we plan to continue to open new stores in the near future. Our ability to successfully execute our growth strategy will depend largely on our ability to successfully open and operate new stores, particularly outside of our traditional core markets of Ontario and Québec, which, in turn, will depend on a number of factors, including whether we can:

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

Many of our senior executives have extensive experience in our industry and with our business, products, and customers. Since we are managed by a small group of senior executive officers, the loss of the technical knowledge, management expertise and knowledge of our operations of one or more members of our core management team, including Larry Rossy, our chief executive officer, Neil Rossy, our senior vice president, merchandising, Geoffrey Robillard, the president of our import division, Robert Coallier, our chief financial officer, and Stéphane Gonthier, our chief operating officer, could result in a diversion of management resources, as the remaining members of management would need to cover the duties of any senior executive who leaves us and would need to spend time usually reserved for managing our business to search for, hire and train new members of management. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy, which could adversely affect our operating results.

Fluctuations in the value of the Canadian dollar in relation to U.S. dollar may impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt and over 50% of our purchases are in U.S. dollars while the majority of our sales and operating expenses are in Canadian dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would increase the cash needed to service our U.S. dollar-denominated debt and the related hedge instruments and, in addition, our gross margins would be negatively impacted. For the purposes of financial reporting, any change in the value of the Canadian dollar against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated debt into Canadian dollars under Canadian generally accepted accounting principles. Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Stores

As of February 1, 2009, we operated 564 stores in all Canadian provinces as detailed below:

Alberta	34
British Columbia	15
Manitoba	19
New Brunswick	27
Newfoundland and Labrador	8
Nova Scotia	23
Ontario	221
Prince Edward Island	3
Québec	201
Saskatchewan	13

We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a base lease term of generally ten years, with options to extend. The average base term for leases is 10.7 years. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Warehousing and Distribution

Our warehousing and distribution facilities consist of four warehouses and a distribution center, all five of which are indirectly owned by certain members of the Rossy family. The five sites are subject to long-term lease agreements. The table below describes our warehousing and distribution facilities.

Locations	Type	Size	Lease Expiration
Dorval, Québec	Warehouse	269,950 square feet	November 30, 2019
Lachine, Québec	Warehouse	356,675 square feet	November 30, 2019
Town of Mount Royal, Québec	Warehouse	128,838 square feet	November 30, 2019
Town of Mount Royal, Québec	Distribution Center	292,623 square feet	May 31, 2021
Town of Mount Royal, Québec	Warehouse	325,000 square feet	December 31, 2022

The four warehouses are primarily used for goods directly imported from overseas inventory, while most domestic goods sourced from North American vendors are delivered directly to the distribution center (excluding products delivered directly to the stores). We warehouse approximately 55% of our merchandise in our four warehouses and distribute approximately 85% of our merchandise through the distribution center. The merchandise is then transported to our stores by outside contractors. The remaining 15% of our merchandise is shipped by the suppliers directly to the stores. An example of items shipped directly to stores by our suppliers is greeting cards. Of the suppliers that ship direct, a limited number (such as soft drinks and greeting card suppliers) also work together with the store manager to manage inventory for the store.

As a result of our rapid past growth and geographic expansion, we constantly review our warehousing and distributing requirements and we may eventually add to our existing facilities.

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

An action against us for alleged personal injuries sustained by a customer in one of our stores (Guiseppa Calvo v. S. Rossy Inc.) was filed May 8, 2006 in the Ontario Superior Court of Justice. The plaintiff is alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for this claim. While we intend to vigorously defend the claim asserted against us, we cannot predict its outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 6.	SELECTED FINANCIAL DATA

The following section presents selected historical combined and consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this report. The selected historical financial data for the period February 1, 2004 to November 17, 2004 are derived from the audited combined financial statements of our predecessor, which are not included in this report. The historical consolidated financial data for the period from November 18, 2004 to January 31, 2005 and for the fiscal year ended January 31, 2006 are derived from the audited consolidated financial statements which are not included in this report. The historical consolidated financial data for the fiscal years ended February 4, 2007, February 3, 2008 and February 1, 2009 are derived from our audited consolidated financial statements, which are included elsewhere in this report.

In the following tables, we include selected financial data of Group L.P. and Holdings. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, financing costs and foreign exchange gain or loss associated with Holdings’ outstanding balance of senior floating rate deferred interest notes.

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

The 2005 Refinancing

On August 12, 2005, Group L.P. and Dollarama Corporation issued U.S.$200.0 million aggregate principal amount of 8.875% senior subordinated notes due 2012. The notes bear interest at the rate of 8.875% per year. Interest on the notes is payable on February 15 and August 15 of each year with the first payment having been made on February 15, 2006. The notes will mature on August 15, 2012.

The gross proceeds from the sale of the senior subordinated notes was U.S.$200.0 million (approximately $245.3 million based on the exchange rate on February 1, 2009). We used the proceeds from the sale of the senior subordinated notes, together with additional Term Loan B borrowings of U.S.$45.0 million (approximately $55.2 million based on the exchange rate on February 1, 2009) to (i) repay the outstanding borrowings under our existing senior subordinated loan facility, (ii) make a cash distribution to our parent, and (iii) pay related fees and expenses. We refer to the sales of the senior subordinated notes and the use of proceeds there from as the 2005 Refinancing.

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

Our predecessor’s combined financial statements and our consolidated financial statements were prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the period from November 18, 2004 to January 31, 2005, the fiscal years ended January 31, 2006, February 4, 2007, February 3, 2008 and February 1, 2009.

Exchange Rate Data

The following table sets forth, for each period indicated, the low and high exchange rates for $1.00 expressed in U.S. dollars, the exchange rate at the end of each period and the average of these exchange rates on the last day of each month within each period, in each case, based upon the noon buying rate in New York City for cable transfers in foreign currencies for customs purposes by the U.S. Federal Reserve Bank of New York. These rates are presented for informational purposes and are not the same as the rates that are used for purposes of translating U.S. dollars into Canadian dollars in the financial statements included herein.

	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005	February 1, 2004 to November 17, 2004
Low	0.77095	0.84374	0.84474	0.78722	0.80502	0.71582
High	1.02912	1.09075	0.91000	0.87443	0.84926	0.83900
Period end	0.80873	1.00614	0.84474	0.87443	0.80671	0.83857
Average rate	0.92985	0.94803	0.88023	0.82975	0.82229	0.76075

Selected Historical Combined and Consolidated Financial Data  (2)

	Successor (1)									Predecessor		Successor (1)
	Group L.P.									February 1, 2004 to November 17, 2004		Holdings (2)
(dollars in thousands)	Year Ended February 1, 2009		Year Ended February 3, 2008		Year Ended February 4, 2007		Year Ended January 31, 2006		November 18, 2004 to January 31, 2005			Year Ended February 1, 2009		Year Ended February 3, 2008		Year Ended February 4, 2007
Statements of Earnings Data:
Sales	$1,089,011		$972,352		$887,786		$743,278		$155,309	$478,337		$1,089,011		$972,352		$887,786
Cost of sales(10)	717,141		640,885		588,469		510,278		138,248	325,570		717,141		640,885		588,469

Gross profit	371,870		331,467		299,317		233,000		17,061	152,767		371,870		331,467		299,317
Expenses:
General, administrative and store operating expenses	219,797		186,263		154,457		125,347		24,727	82,408		219,823		186,265		154,462
Amortization(3)	21,818		18,389		13,528		9,782		1,860	7,257		21,818		18,389		13,528

Total expenses	241,615		204,652		167,985		135,129		26,587	89,665		241,641		204,654		167,990

Operating income (loss)(4)	130,255		126,815		131,332		97,871		(9,526)	63,102		130,229		126,813		131,327
Other expenses:
Amortization of financing costs	4,186		4,275		4,076		7,527		2,219	—		5,802		6,340		4,354
Write-off of financing costs	—		—		—		6,606		—	—		—		—		—
Interest expense	36,129		43,299		47,192		45,547		8,856	3,927		55,390		65,713		50,498
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(387)		2,183		(1,972)		1,508		2,078	7,198		44,793		(34,411)		4,275

Earnings (loss) before income taxes	90,327		77,058		82,036		36,683		(22,679)	51,977		24,270		89,171		72,200
Income taxes	218		280		358		1,677		527	18,132		241		302		365

Net earnings (loss)	$90,109		$76,778		$81,678		$35,006		$(23,206)	$33,845		$24,003		$88,869		$71,835

Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$118,008		$79,109		$94,499		$46,408		$26,987	$13,308		$118,216		$57,258		$94,387
Investing activities	(49,728)		(45,562)		(42,517)		(36,006)		(926,534)	(7,371)		(49,728)		(45,562)		(42,517)
Financing activities	(28,357)		(55,042)		(35,170)		(24,104)		944,132	24,844		(28,561)		(33,185)		(35,050)
Other Financial Data:
Adjusted EBITDA(5)	$158,421		$152,075		$151,909		$126,254		$31,084	$78,662		$158,395		$152,073		$151,904
Capital expenditures	$40,502		$45,994		$42,695		$23,946		$2,984	$7,371		$40,502		$45,994		$42,695
Rent expense(6)	$68,981		$58,765		$50,701		$41,146		$8,045	$23,807		$68,981		$58,765		$50,701
Gross margin(7)	34.1%		34.1%		33.7%		31.3%		11.0%	31.9%		34.1%		34.1%		33.7%
Number of stores (at end of period)	564		521		463		398		349	344		564		521		463
Growth of comparable store sales(8)	3.4%		(1.5%)		2.8%		6.1%		2.4%	2.1%		3.4%		(1.5%)		2.8%
Ratio of earnings to fixed charges(9)	2.4	x	2.2	x	2.2	x	1.5	x	—	5.4	x	1.3	x	2.0	x	2.0	x
	Successor (1)									Predecessor		Successor (1)
	Group L.P.									As of November 17, 2004		Holdings (2)
(dollars in thousands)	As of February 1, 2009		As of February 3, 2008		As of February 4, 2007		As of January 31, 2006		As of January 31, 2005			As of February 1, 2009		As of February 3, 2008		As of February 4, 2007
Balance Sheet Data:
Cash and cash equivalents	$66,123		$26,200		$47,695		$30,883		$44,585	$49,492		$66,141		$26,214		$47,703
Merchandise inventories	249,644		198,500		166,017		154,047		129,081	118,210		249,644		198,500		166,017
Property and equipment	129,878		111,936		84,665		54,571		54,571	36,842		129,878		111,936		84,665
Total assets	1,362,993		1,197,951		1,169,174		1,098,854		1,122,208	238,365		1,363,041		1,197,983		1,169,187
Long-term debt	562,017		474,553		578,066		581,637		573,732	—		806,384		653,006		806,921
Partners’ capital	684,561		513,150		491,284		401,820		433,209	67,888		436,470		331,161		259,231

(1)	Immediately prior to the Acquisition, our predecessor acquired the assets of Aris Import Inc., the major importer and distributor used by our predecessor for imports from overseas sources. As a result, the financial data of the successor presented herein include the results of Aris Import Inc.
(2)	Holdings was created in December 2006. For a full discussion on the application of continuity of interest accounting, refer to note 1 to the consolidated financial statements.

(3)	Amortization represents amortization of tangible and intangible assets, including amortization of favorable and unfavorable lease rights.

(4)	The operating loss in the period from November 18, 2004 to January 31, 2005 was primarily due to $37,042 of amortization of the step-up in fair value of the merchandise inventory as a result of the application of purchase accounting following the Acquisition.

(5)	EBITDA represents net income (loss) before net interest expense, income taxes, depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. We have included EBITDA and Adjusted EBITDA to provide investors with a supplemental measure of our operating performance and information about the calculation of some of the financial covenants that are contained in the senior secured credit facility.

We believe EBITDA is an important supplemental measure of operating performance because it eliminates items that have less bearing on our operating performance and thus highlights trends in our core business that may not otherwise be apparent when relying solely on Canadian GAAP financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA in the evaluation of issuers, many of which present EBITDA when reporting their results. Adjusted EBITDA is a material component of the covenants imposed on us by the senior secured credit facility. Under the senior secured credit facility, we are subject to financial covenant ratios that are calculated by reference to Adjusted EBITDA.

Non-compliance with the financial covenants contained in our senior secured credit facility could result in a default, acceleration in the repayment of amounts outstanding under the senior secured credit facility, and a termination of the lending commitments under the senior secured credit facility. Generally, any default under the senior secured credit facility that results in the acceleration in the repayment of amounts outstanding under the senior secured credit facility would result in a default under the indentures governing the 8.875% senior subordinated notes and the senior floating rate deferred interest notes. While an event of default under the senior secured credit facility or the indentures is continuing, we would be precluded from, among other things, paying dividends on our capital stock or borrowing under the revolving credit facility. Our management also uses EBITDA and Adjusted EBITDA in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets and assess our ability to meet our future debt service, capital expenditure and working capital requirements and our ability to pay dividends on our capital stock.

EBITDA and Adjusted EBITDA are not presentations made in accordance with Canadian GAAP. As discussed above, we believe that the presentation of EBITDA and Adjusted EBITDA in this report is appropriate. However, EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under Canadian GAAP. For example, neither EBITDA nor Adjusted EBITDA reflect (a) our cash expenditures, or future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (d) tax payments or distributions to our parent to make payments with respect to taxes attributable to us that represent a reduction in cash available to us. Because of these limitations, we primarily rely on our results as reported in accordance with Canadian GAAP and use EBITDA and Adjusted EBITDA only supplementally. In addition, because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented in this report is not, comparable to similarly titled measures reported by other companies.

A reconciliation of net earnings (loss) to EBITDA and to Adjusted EBITDA is included below:

	Successor (1)					Predecessor	Successor (1)
	Group L.P.					February 1, 2004 to November 17, 2004	Holdings (2)
(dollars in thousands)	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005		Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007
Net earnings	$90,109	$76,778	$81,678	$35,006	$(23,206)	$33,845	$24,003	$88,869	$71,835
Income taxes	218	280	358	1,677	527	18,132	241	302	365
Interest expense	36,129	43,299	47,192	45,547	8,856	3,927	55,390	65,713	50,498
Amortization of financing costs	4,186	4,275	4,076	7,527	2,219	—	5,802	6,340	4,354
Amortization of fixed assets	21,818	18,389	13,528	9,782	1,860	7,257	21,818	18,389	13,528

EBITDA	152,460	143,021	146,832	99,539	(9,744)	63,161	107,254	179,613	140,580
Foreign exchange loss on derivative financial instruments and long-term debt	(387)	2,183	(1,972)	1,508	2,078	7,198	44,793	(34,411)	4,275
Write-off of financing costs	—	—	—	6,606	—	—	—	—	—
Management fees(a)	3,331	3,247	3,194	3,554	298	4,957	3,331	3,247	3,194
Seller compensation(b)	—	—	—	—	—	152	—	—	—
Professional fees(c)	—	—	—	—	—	3,214	—	—	—
Deferred lease inducements(d)	2,276	2,312	3,318	2,427	431	—	2,276	2,312	3,318
Non-cash stock compensation expense(e)	741	1,312	537	598	202	—	741	1,312	537
Transition reserve expenses(f)	—	—	—	2,285	777	—	—	—	—
Amortization of inventory step-up(g)	—	—	—	9,737	37,042	—	—	—	—
Warehouse relocation expenses(h)	—	—	—	—	—	228	—	—	—
Other(i)	—	—	—	—	—	(248)	—	—	—

Adjusted EBITDA	$158,421	$152,075	$151,909	$126,254	$31,084	$78,662	$158,395	$152,073	$151,904

(a)	Reflects the elimination of historical management fees paid to the sellers in the predecessor periods and the management fees paid to an affiliate of Bain Capital Partners, LLC in the successor periods under our new management agreement.

(b)	Reflects a normalization of historical salaries and benefits paid to the sellers to align historical expenses with compensation paid to seller management following the Acquisition. The predecessor periods have been adjusted to reflect the current compensation levels.

(c)	Reflects the elimination of professional fees, primarily legal, accounting and advisory fees incurred by the sellers in connection with the Acquisition and subsequent refinancing, which have not been capitalized in purchase accounting.

(d)	Represents the elimination of non-cash straight-line rent expense.

(e)	Represents the elimination of non-cash stock-based compensation expense.

(f)	Represents the elimination of certain transition-related expenses incurred in connection with the Acquisition which have not been capitalized in purchase accounting or as debt issuance costs, primarily relating to non-recurring legal and accounting fees.

(g)	Represents the elimination of incremental cost of sales from November 18, 2004 to October 31, 2005 resulting from amortization of the step-up in fair value of the merchandise inventory balance following the application of purchase accounting to the Acquisition.

(h)	Represents various expenses incurred in connection with the relocation to our existing warehouse facility in September 2004, including elimination of rent expense for temporary warehouse facilities, transportation costs and dismantling and re-installation expenses.

(i)	Represents certain other income and expenses of a non-recurring and/or non-cash nature incurred in the predecessor periods, which are not expected to occur following the Acquisition, including sublease rent income.

A reconciliation of Adjusted EBITDA to cash flows from operating activities is included below:

	Successor (1)					Predecessor	Successor (1)
	Group L.P.					February 1, 2004 to November 17, 2004	Holdings (2)
(dollars in thousands)	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005		Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007
Adjusted EBITDA	$158,421	$152,075	$151,909	$126,254	$31,084	$78,662	$158,395	$152,073	$151,904
Cash income taxes	(218)	(280)	(358)	(1,677)	(527)	(20,209)	(241)	(302)	(365)
Interest expense	(36,129)	(43,299)	(47,192)	(45,547)	(8,856)	(3,927)	(55,390)	(65,713)	(50,498)
Cash foreign exchange gain (loss) on derivative financial instruments and long-term debt(a)	15,716	(9,861)	6,089	(443)	(7,501)	—	14,282	(9,618)	6,089
Capitalized interest on long-term debt(b)	—	—	—	—	—	—	20,760	—	—
Loss (gain) on disposal of property and equipment	61	197	45	(4)	8	5	61	197	45
Amortization of deferred tenant allowances and leasing costs	(1,098)	(863)	(429)	(220)	—	—	(1,098)	(863)	(429)
Deferred tenant allowances and leasing costs	2,068	3,356	3,574	2,685	—	—	2,068	3,356	3,574
Management fees(c)	(3,331)	(3,247)	(3,194)	(3,554)	(298)	(4,957)	(3,331)	(3,247)	(3,194)
Seller compensation(c)	—	—	—	—	—	(152)	—	—	—
Professional fees(c)	—	—	—	—	—	(3,214)	—	—	—
Transition reserve expenses(c)	—	—	—	(2,285)	(777)	—	—	—	—
Amortization of inventory step-up(c)	—	—	—	(9,737)	(37,042)	—	—	—	—
Warehouse relocation expenses(c)	—	—	—	—	—	(228)	—	—	—
Other(c)	—	—	—	—	—	248	—	—	—

	135,490	98,078	110,444	65,472	(23,909)	46,228	135,506	75,883	107,126
Changes in non-cash operating elements of working capital	(17,482)	(18,969)	(15,945)	(19,064)	50,896	(32,920)	(17,290)	(18,625)	(12,739)

Net cash provided by operating activities	$118,008	$79,109	$94,499	$46,408	$26,987	$13,308	$118,216	$57,258	$94,387

(a)	Represents the cash gain (loss) portion of the foreign exchange loss on long-term debt and change in fair value of derivative financial instruments.

(b)	Represents interest on the senior floating rate deferred interest notes which we elected to defer payment according to the terms of the agreement.

(c)	Represents adjustments made in order to calculate Adjusted EBITDA. See footnotes to the prior reconciliation table in this note (5).

(6)	Rent expense represents (i) basic rent expense on a straight-line basis and (ii) contingent rent expense, net of amortization of inducements received from landlords.

(7)	Gross margin represents gross profit as a percentage of sales.

(8)	Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed.

(9)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent the sum of earnings before income taxes, fixed charges and amortization of capitalized interest, less capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of financing costs, write-off of financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the period from November 18, 2004 to January 31, 2005, our earnings were insufficient to cover our fixed charges by $22.7 million.

(10)	Adoption of new Canadian GAAP standard over inventory. See Note 2 to the consolidated financial statements for a disclosure of the impact of adoption as well as Note 17 for the reconciliation to US GAAP.

The calculation of the ratio of earnings to fixed charges is included below:

	Successor (1)									Predecessor		Successor (1)
	Group L.P.									February 1, 2004 to November 17, 2004		Holdings (2)
(dollars in thousands)	Year Ended February 1, 2009		Year Ended February 3, 2008		Year Ended February 4, 2007		Year Ended January 31, 2006		November 18, 2004 to January 31, 2005			Year Ended February 1, 2009		Year Ended February 3, 2008		Year Ended February 4, 2007
Earnings:
Earnings before income taxes	$90,327		$77,058		$82,036		$36,683		$(22,679)	$51,977		$24,244		$89,171		$72,200
Plus:
Fixed charges	62,696		66,806		67,673		73,050		13,685	11,685		83,573		91,285		71,257
Amortization of capitalized interest	—		—		—		—		—	—		—		—		—
Less: interest deferred during period	—		—		—		—		—	—		—		—		—

	$153,023		$143,864		$149,709		$109,733		$(8,994)	$63,662		$107,817		$180,456		$143,457
Fixed charges:
Interest (expense including deferred)	$36,129		$43,299		$47,192		$45,547		$8,856	$3,927		$55,390		$65,713		$50,498
Estimates portion of rent expense representative of interest	22,381		19,232		16,405		13,370		2,610	7,758		22,381		19,232		16,405
Amortization of financing costs	4,186		4,275		4,076		7,527		2,219	—		5,802		6,340		4,354
Write-off of financing costs	—		—		—		6,606		—	—		—		—		—

	$62,696		$66,806		$67,673		$73,050		$13,685	$11,685		$83,573		$91,285		$71,257
Ratio of earnings to fixed charges	2.4	x	2.2	x	2.2	x	1.5	x	—	5.4	x	1.3	x	2.0	x	2.0	x

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in this report.

Our functional and reporting currency is the Canadian dollar. Financial data has been prepared in conformity with Canadian GAAP. Certain measures used in this discussion and analysis do not have any standardized meaning under Canadian GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest Canadian GAAP measure. It is unlikely that these measures could be compared to similar measures presented by other companies.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results.

Those risks include, among others, changes in consumer buying trends, consumer debt level, inflation, unemployment, currency fluctuations, market volatility, refinancing conditions, changes in inventory and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and the risks set forth in Part I of this report under Item 1A.

Basis of Presentation

Our consolidated financial statements were prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. There were no material differences between Canadian GAAP and U.S. GAAP in our consolidated financial statements for the year ended February 1, 2009. You may refer to Note 17 of the consolidated financial statements under Item 8 for the reconciliation of the material differences between Canadian GAAP and U.S. GAAP for the years ended February 3, 2008 and February 4, 2007. Holdings was created in December 2006. For a full discussion on the application of continuity of interest accounting, refer to note 1 to the consolidated financial statements under Item 8.

Accounting Periods

On February 1, 2007, we changed our fiscal year end from January 31 to February 4, 2007 for fiscal year 2007 and to a floating year ending on the Sunday closest to January 31 for all subsequent fiscal years. We decided to change the year end date of our fiscal year 2007 to February 4, 2007 even though it is not the Sunday closest to January 31 because as is traditional with the retail calendar, every 5 to 6 years, a week is added to the retail calendar. The week ended February 4, 2007 is therefore equivalent to our 53rd week in the retail calendar, leaving the 53rd week year behind us and the rest of our fiscal year end dates to fall on the Sunday closest to January 31. There are five less days of transaction included in fiscal year ended February 3, 2008 when compared with fiscal year ended February 4, 2007. There are an additional four days of transactions included in fiscal year ended February 4, 2007 when compared to fiscal year ended January 31, 2006.

Overview

We are the leading operator of discount retail stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 3.8 times the number of stores as compared to our next largest competitor in Canada. Our core markets are Ontario and Québec. As of February 1, 2009, we operated 564 Dollarama stores, including 422 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at prices of $1.00, $1.25, $1.50 and $2.00 (effective February 2, 2009). We have a well diversified supply base, sourcing our merchandise from both North American and overseas suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations. On February 2, 2009 the Partnership began offering products in its stores priced at $1.25, $1.50 and $2.00. However, the majority of products in our stores continue to be priced at $1.00.

Key items in Fiscal Year Ended February 1, 2009

•	We opened 47 and closed 4 stores during the year.

•	We completed the implementation of debit card technology in all stores which provides customers with an alternative and convenient method of payment

•

Our sales increased 12.0% and comparable store sales increase 3.4% for the fiscal year ended February 1, 2009. The sales growth was driven primarily by the opening of the 47 new stores (offset by the closure of 4 stores) and the incremental full year impact of the 61 stores opened during the fiscal year ended February 3, 2008. The comparable store sales increase was driven by a 3.9% increase in the average transactions size per customer and offset by a 0.5% decrease in store traffic.

•	Continued to implement a new information technology system.

Key Items for Fiscal 2010. We have established the following priorities and initiatives aimed at continuing our growth and improving our operating and financial performance while remaining focused on serving our customers:

•

Effective February 2, 2009, the Partnership began offering new products with additional price points of $1.25, $1.50 and $2.00 to provide customers with more choice and the same great value while giving us some flexibility to address cost increases on certain items.

•

We plan to continue to develop our information technology system. We will seek to improve our internal processes to adjust to the new system. We believe this new system already offers a variety of benefits, including better information on inventory and improved coordination throughout our organization.

•

In order to improve our communication and execution at the store level, we completed a realignment of our store operations management at the beginning of the year and among other activities we began measuring store labor productivity and implemented additional loss prevention activities.

•	The Partnership intends to continue to study its customers and to be more proactive in improving its store activities, such as maximizing store layouts and category management.

•	The Partnership plans to continue to test the use of advertising as a tool to drive sales growth.

•	The Partnership plans to test the viability of credit cards.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and take possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete fiscal months relative to the same period in the prior year. In fiscal 2008, we revised our method for determining the stores that are included in comparable store sales calculation. Beginning with the fourth quarter of fiscal year 2008, we provided comparable store sales calculation for the stores that have been open at least 13 complete fiscal months and remain opened at the end of the period. Previously, comparable store sales calculation included only stores that had been open at least 13 complete fiscal months, that remain open at the end of the period and that were open for the entire previous year comparable period. Our comparable store sales for the 13-week period ended February 1, 2009 increased 4.8% and for the 52-week period ended February 1, 2009 increased 3.4%.

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

We have historically experienced seasonal fluctuations in our sales and expect this trend to continue. We generated 29.0% of our sales in fiscal year ended February 1, 2009 during the fourth quarter due to the Christmas selling season. In anticipation of increased sales activity during the fourth quarter, we typically purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store and warehouse staffs.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), store rent, occupancy costs and store labor. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. In the past, as a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally did not pass on cost increases to our customers. However, sometimes we were able to redesign some of our direct sourced products to attempt to mitigate the impact of increasing unit costs. Given our new price model effective February 2, 2009, we have greater flexibility to adjust to cost increases on a timely basis.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 1, 2009, the direct overseas sourcing was 58.4% of our purchases compared to 57.5% for the fiscal year ended February 3, 2008, 53.1% for the fiscal year ended February 4, 2007 and 52.6% for the fiscal year ended January 31, 2006. We purchase merchandise from foreign suppliers mainly in China, but also from Hong Kong, India, Indonesia, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey, United Kingdom and Vietnam. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at market, or slightly favorable to market, economic terms due to the increased consumer traffic which our stores usually generate in strip malls and shopping centers. We typically enter into leases with base terms of ten years with options to renew for one or more periods of five years each.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the high volatility of fuel costs, it is difficult to forecast the fuel surcharges we may incur from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by the favorable hedges on foreign currency that the partnership had. Recent trends show a decrease in general inflation in costs of merchandise related to commodities.

The Partnership adopted Canadian Institute of Chartered Accountants (“CICA”) Section 3031, “Inventories” during fiscal year ended February 1, 2009. This standard replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards (“IFRS”). Section 3031 states that costs directly associated with warehousing and distribution are capitalized as merchandise inventories whereas in all prior years, these costs were treated as period costs.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of store labor and maintenance costs such as repair costs, which are primarily fixed, and salaries and related benefits of corporate team members, administrative office expenses, professional expenses and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our infrastructure to effectively meet the needs generated by the growth of the Partnership. Administrative and general expenses also include management fees of up to $3.0 million per year plus expenses to be paid pursuant to a management agreement with Bain Capital Partners, LLC.

Merchandising Strategy

As part of our ongoing effort to offer more value and higher quality goods to our customers, on February 2, 2009 we began offering in all our stores an additional assortment of products across many categories including giftware, toys, glassware and plastic products priced between $1.00 and $2.00. While the majority of products will continue to be priced at $1.00, offering products between the $1.00 and $2.00 price range will expand the Partnership’s merchandise selection with new items across many categories Products priced at $1.00 are not be marked while products priced above $1.00 are clearly labeled to avoid any customer confusion.

Economic or Industry-Wide Factors Affecting the Partnership

We operate in the Canadian discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, expect continuing pressure resulting from a number of factors including, but not limited to: cost of goods, recession and instability in the global economy, consumer debt levels and buying patterns, interest rates, customer preferences, unemployment, labor costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs. We expect this pressure to continue in particular due to an increase of cost of goods, labor, fuel prices and rent. Due to current economic conditions, consumer spending could decline because of economic pressures, including unemployment. Reductions in consumer confidence and spending could have an adverse effect on our sales.

Effects of Inflation

The partnership experienced material increases in vendor prices, labor, energy, transportation and fuel costs during fiscal 2009 which the partnership believes was mainly due to inflation. Continued increases in such costs could adversely impact the partnership’s operating results. The partnership believes that inflation also had an impact on the partnership’s overall operations during fiscal 2008 and 2007.

Critical Accounting Policies and Estimates

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

Valuation of Merchandise Inventories

The valuation of store merchandise inventories is determined by the retail inventory method valued at the lower of cost (weighted-average) or net realizable value. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories that are at the distribution center or warehouses and inventories that are in-transit from suppliers, are stated at the lower of cost and market, determined on a weighted-average cost basis. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value and are included in cost of sales in the period in which the markdown is determined. We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow-moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

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

Goodwill and Trade Name

Goodwill and trade name are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which it relates to its carrying value. To the extent the reporting unit’s carrying amount exceeds its fair value, we measure the amount of impairment in a manner similar to that of a purchase price allocation, and any excess of carrying amount over the implied fair value of goodwill is charged to earnings in the period in which the impairment is determined. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Any resulting impairment would be charged to net earnings.

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

Financial Instruments

Fair market value of financial instruments

We estimate the fair market value of our financial instruments based on current interest rates, credit risk, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

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

Interest rate swap agreements

Our interest rate risk is primarily in relation to our floating rate borrowings. We have entered into some swap agreements to mitigate part of this risk.

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

Fair Value Measurements

We measure fair value of financial assets and liabilities in accordance with SFAS 157, which requires that fair values be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Therefore, Level 3 inputs are typically based on an entity’s own assumptions, as there is little, if any, related market activity, and thus requires the use of significant judgment and estimates.

Our fair value measurements are associated with our derivative financial instruments. The values of our derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Derivative Financial Instruments

We account for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See “Fair Value Measurements” above for a discussion of derivative valuations. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of operations or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates, primarily with interest rate swaps.

In addition to making valuation estimates, we also bear the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of SFAS 133 may not qualify in the future as “highly effective,” as defined, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to SFAS No. 133 may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

Results of Operations

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Group L.P.			Holdings
	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9%	65.9%	66.3%	65.9%	65.9%	66.3%
General, administrative and store operating expenses	20.2%	19.2%	17.4%	20.2%	19.2%	17.4%
Amortization	2.0%	1.9%	1.5%	2.0%	1.9%	1.5%
Amortization of financing costs	0.3%	0.4%	0.5%	0.5%	0.6%	0.5%
Interest expense	3.3%	4.5%	5.3%	5.1%	6.8%	5.7%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.0%	0.2%	(0.2%)	4.1%	(3.5%)	0.5%
Income taxes	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Net earnings	8.3%	7.9%	9.2%	2.2%	9.1%	8.1%

In the following discussion, we address the results of operations of Group L.P and Holdings. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, financing costs and foreign exchange gain or loss associated with Holdings’ outstanding balance of senior floating rate deferred interest notes. Therefore, discussion related to sales, cost of sales, general, administrative and store operating expenses and amortization is almost identical for both partnerships. Beginning with the discussion of amortization of financing costs and continuing through the discussion of net earnings, we discuss Group L.P. and Holdings separately.

Fiscal Year Ended February 1, 2009 Compared to Fiscal Year Ended February 3, 2008

Sales

Our sales increased $116.7 million, or 12.0%, from $972.4 million for the fiscal year ended February 3, 2008 to $1,089 million for the fiscal year ended February 1, 2009. Comparable store sales were up 3.4%. Comparable store sales include stores that have been open for at least the prior 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $982.9 million were driven by a 3.9% increase in the average transaction size per customer, offset by a 0.5% decrease in store traffic. The remaining portion of the sales growth, or $106.2 million, was driven primarily by the incremental full period impact of the 61 stores opened (offset by the closure of 3 stores) during the fiscal year ended February 3, 2008 and the opening of 47 new stores (offset by the closure of 4 stores) in the fiscal year ending February 1, 2009. Our total store square footage increased 10.0% from 5.0 million at February 3, 2008 to 5.5 million at February 1, 2009.

Cost of Sales

Cost of sales increased by $76.3 million, or 12.2%, from $640.9 million for the fiscal year ended February 3, 2008, to $717.1 million for the fiscal year ended February 1, 2009. Our margin (sales less cost of sales) remained the same at 34.1% for the fiscal year ended February 1, 2009. Adversely impacting the margin this year as compared with the prior year were higher freight and fuel costs associated with the import of our products and transportation costs to service our stores and offset a favorable 0.1% by the impact of adopting the new accounting standard CICA Section 3031. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories whereas in all prior years, these costs were treated as period costs. Please refer to Note 2 Accounting pronouncements adopted during the year “Inventories” of Item 8 Consolidated Financial Statements.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $33.5 million, or 18.0%, from $186.3 million for the fiscal year ended February 3, 2008, to $219.8 million for the fiscal year ended February 1, 2009. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 19.2% of sales for the fiscal year ended February 3, 2008 to 20.2% for the fiscal year ended February 1, 2009.

Amortization

Amortization expense increased $3.4 million, from $18.4 million for the fiscal year ended February 3, 2008, to $21.8 million for the fiscal year ended February 1, 2009. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of capitalized software costs associated with our new information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs decreased from $4.3 million for the fiscal year ended February 3, 2008, to $4.2 million for the fiscal year ended February 1, 2009 due to the lower debt level of our Term Loan A.

For Holdings, amortization of financing costs decreased from $6.3 million for the fiscal year ended February 3, 2008, to $5.8 million for the fiscal year ended February 1, 2009 due to lower variable interest rates.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is recorded in income over the term of the related debt using the effective interest method.

Interest Expense

For Group L.P., interest expense decreased $7.2 million from $43.3 million for the fiscal year ended February 3, 2008, to $36.1 million for the fiscal year ended February 1, 2009, which reflects the reduced debt outstanding and lower interest rates on variable-rate debt.

For Holdings, interest expense decreased $10.3 million from $65.7 million for the fiscal year ended February 3, 2008, to $55.4 million for the fiscal year ended February 1, 2009 due to lower variable interest rates.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange gain on derivative financial instruments and long-term debt increased $2.6 million from a $2.2 million loss for the fiscal year ended February 3, 2008, to a $0.4 million gain for the fiscal year ended February 1, 2009 due to the settlement of foreign currency and interest rate swap agreement and difference in foreign exchange rates.

For Holdings, foreign exchange loss on derivative financial instruments and long-term debt increased $79.2 million from a $34.4 million gain for the fiscal year ended February 3, 2008, to a $44.8 million loss for the fiscal year ended February 1, 2009, due mainly to the difference in exchange rate on the senior subordinated deferred interest notes.

Income Taxes

For both Group L.P. and Holdings, income tax expense decreased $0.1 million from $0.3 million in fiscal year ended February 3, 2008 to $0.2 million in fiscal year ended February 1, 2009. Net earnings for the fiscal years ended February 3, 2008, and February 1, 2009, constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P. net earnings increased $13.3 million, from $76.8 million for the fiscal year ended February 3, 2008 to $90.1 million for the fiscal year ended February 1, 2009. Sales growth, lower interest costs and a gain on foreign exchange on derivative financial instruments and long-term debt contributed to the net earnings increase while general administration and store expenses, and amortization of property and equipment – both associated with the growth of our business, were factors which partially offset our earnings increase.

For Holdings, net earnings decreased $64.9 million from $88.9 million for the fiscal year ended February 3, 2008 to $24.0 million for the fiscal year ended February 1, 2009 due to the same factors described in Group L.P.’s net earnings and offset by the foreign exchange loss on long-term debt on the outstanding senior deferred interest notes which are unhedged.

Fiscal Year Ended February 3, 2008 Compared to Fiscal Year Ended February 4, 2007

Sales

Our sales increased $84.6 million, or 9.5%, from $887.8 million for the fiscal year ended February 4, 2007 to $972.4 million for the fiscal year ended February 3, 2008. Comparable store sales decreased 1.5% during the fiscal year ended February 3, 2008, representing a decrease of approximately $12.5 million. Comparable store sales include stores that have been open for at least 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales decrease was driven by both a decrease in store traffic of 2.8% and an increase in the average transaction size of 1.3%. The additional five days of transactions in the fiscal year ended February 4, 2007 also negatively impacted our fiscal 2008 sales growth by approximately $10.6 million. The remaining portion of the sales growth, or $107.7 million, was driven primarily by the opening of 61 new stores (offset by the closure of three stores) in the fiscal year ended February 3, 2008 and the incremental full year impact of the 68 stores opened during the fiscal year ended February 4, 2007. Our total store square footage increased 13.6% from 4.4 million at February 4, 2007 to 5.0 million at February 3, 2008.

Cost of Sales

Cost of sales increased by $52.4 million, or 8.9%, from $588.5 million for the fiscal year ended February 4, 2007, to $640.9 million for the fiscal year ended February 3, 2008. Our margin (sales less cost of sales) increased from 33.7% for the fiscal year ended February 4, 2007 to 34.1% for the fiscal year ended February 3, 2008. The improvement in margin was driven by improved sourcing and favorable foreign exchange rates and was offset by higher transportation costs to service our western Canada stores. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $31.8 million, or 20.6%, from $154.5 million for the fiscal year ended February 4, 2007, to $186.3 million for the fiscal year ended February 3, 2008. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 17.4% of sales for the fiscal year ended February 4, 2007 to 19.2% for the fiscal year ended February 3, 2008.

Amortization

Amortization expense increased $4.9 million, from $13.5 million for the fiscal year ended February 4, 2007, to $18.4 million for the fiscal year ended February 3, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of capitalized software costs associated with the upgrade of our information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs increased from $4.1 million for the fiscal year ended February 4, 2007, to $4.3 million for the fiscal year ended February 3, 2008.

For Holdings, amortization of financing costs increased from $4.4 million for the fiscal year ended February 4, 2007, to $6.3 million for the fiscal year ended February 3, 2008 due to the full year of amortization.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt.

Interest Expense

For Group L.P., interest expense decreased $3.9 million from $47.2 million for the fiscal year ended February 4, 2007, to $43.3 million for the fiscal year ended February 3, 2008, which reflects the reduced debt outstanding and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

For Holdings, interest expense increased $15.2 million from $50.5 million for the fiscal year ended February 4, 2007, to $65.7 million for the fiscal year ended February 3, 2008, due mainly to a full year of expense on our senior floating rate notes due 2012. Interest expense increase was offset by the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt increased $4.2 million from a $2.0 million gain for the fiscal year ended February 4, 2007, to a $2.2 million loss for the fiscal year ended February 3, 2008, due mainly to the difference in exchange rate.

For Holdings, foreign exchange gain on derivative financial instruments and long-term debt increased $38.7 million from a $4.3 million loss for the fiscal year ended February 4, 2007, to a $34.4 million gain for the fiscal year ended February 3, 2008, due mainly to the difference in exchange rates on long-term debt on the outstanding senior deferred notes which are not hedged.

Income Taxes

For both Group L.P. and Holdings, income tax expense decreased $0.1 million from $0.4 million in fiscal year ended February 4, 2007 to $0.3 million in fiscal year ended February 3, 2008. Net earnings for the fiscal years ended February 4, 2007, and February 3, 2008, constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., despite higher sales and better margins, net earnings decreased $4.9 million, from $81.7 million for the fiscal year ended February 4, 2007 to $76.8 million for the fiscal year ended February 3, 2008. Contributing factors include higher general administration and store expenses and higher amortization of property and equipment – both associated with the growth of our business.

For Holdings, net earnings increased $17.0 million from $71.8 million for the fiscal year ended February 4, 2007 to $88.9 million for the fiscal year ended February 3, 2008 due to the foreign exchange gain on long-term debt on the outstanding senior deferred notes which are unhedged, and offset by the same factors described in Group L.P.’s net earnings.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the statement of cash flows of Group L.P. and Holdings:

	Group L.P.			Holdings
(dollars in thousands)	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 1, 2009	Year Ended February 3, 2008	Year Ended February 4, 2007
Net cash provided by operating activities	$118,008	$79,109	$94,499	$118,216	$57,258	$94,387
Net cash used in investing activities	(49,728)	(45,562)	(42,517)	(49,728)	(45,562)	(42,517)
Net cash used in financing activities	(28,357)	(55,042)	(35,170)	(28,561)	(33,185)	(35,050)

Net increase (decrease) in cash and cash equivalents	39.923	(21,495)	16,812	39,927	(21,489)	16,820
Cash and cash equivalents, beginning of period	26.200	47,695	30,883	26,214	47,703	30,883

Cash and cash equivalents, end of period	$66,123	$26,200	$47,695	$66,141	$26,214	$47,703

Cash Flows from Operating Activities

Group L.P.’s cash flow from operating activities increased $32.3 million during fiscal year ended February 1, 2009 due mainly to increased earnings, and decreased working capital requirements. Cash flow from operating activities decreased $15.4 million during fiscal year ended February 3, 2008 primarily due to increased requirements for working capital and losses on settlements of foreign exchange contracts for which the hedged item was still in the balance sheet ($8.3 million), offset by a decrease in interest expense.

For the year ended February 1, 2009, the operating cash flow of Holdings was slightly higher than Group L.P. by $0.2 million and for the year ended February 3, 2008 the operating cash flow of Holdings was lower than Group L.P. by $21.7 million. These differences relate primarily to the interest obligations on the senior floating rate deferred interest notes.

Group L.P. generated cash flow from operations of $79.1 million during fiscal year ended February 3, 2008 compared to $94.5 million during fiscal year ended February 4, 2007. The decrease in operating cash flow of $15.4 million was primarily due to a larger increase in non-cash working capital than last year ($3.0 million) and losses on settlements of foreign exchange contracts for which the hedged item is still in the balance sheet ($8.3 million), versus a gain last year, offset by a decrease in interest expense compared to the previous year.

For the years ended February 3, 2008 and February 4, 2007, the operating cash flow of Holdings was less than Group L.P. by $21.7 million and $0.1 million respectively. These differences relate primarily to the interest obligations on the senior floating rate deferred interest notes.

Cash Flows from Investing Activities

During the fiscal year ended February 1, 2009, cash used for investing activities was $49.7 million compared to $45.6 million for the fiscal year ended February 3, 2008. Purchases of property and equipment during fiscal year ended February 1, 2009 were lower by $5.5 million primarily due to fewer store openings of 47 stores and the closure of 4 stores as compared with 61 stores and the closure of 3 stores during fiscal year ended February 3, 2008. There was also a settlement of $9.4 million for foreign currency swap agreements used to mitigate foreign exchange risk associated with the capital and interest payment of our U.S.$200.0 million senior subordinated notes for the fiscal year ended February 1, 2009

During the fiscal year ended February 3, 2008, cash used for investing activities was $45.6 million compared to $42.5 million for the fiscal year ended February 4, 2007. The increase was primarily due to our move to a newly constructed and leased head-office and warehouse. Higher store construction costs in Western Canada and an overall increase in store maintenance capital expenditures explain the remaining portion of the increase.

Cash Flows from Financing Activities

During fiscal year 2009, cash used by Group L.P. for financing activities was $28.4 million. Group L.P. made $18.0 million of scheduled quarterly principal repayments on Term Loan A under the terms of our credit agreement, a $6.2 million mandatory payment due to the annual consolidated excess cash flow required under the terms of our credit agreement of Term Loan A, a $2.8 million scheduled quarterly principal repayments on Term Loan B under the terms of our credit agreement, and a $1.4 million capital distribution.

For Holdings, the primary difference of cash used by for financing activities is related to the $0.2 million financing costs of the senior floating rate deferred interest notes.

During fiscal year 2008, cash used by Group L.P. for financing activities was $55.0 million and included a capital distribution of $41.9 million to Holdings and $13.1 million for scheduled quarterly principal repayments on the senior secured credit facility.

Cash used by Holdings for financing activities during fiscal year 2008 was $33.2 million. In July 2007 Holdings used $15.6 million to make a U.S.$15.0 million principal repayment on the senior floating rate deferred interest notes.

Cash flows used by Group L.P. and Holdings for financing activities during fiscal year 2007 were $35.2 million and $35.1 million, respectively. The cash used in financing activities during fiscal year 2007 was a result of the repayment of long-term debt, capital distributions and financing cost associated with registration of the 8.875% senior subordinated notes. The small difference between Group L.P. and Holdings relates to the issuance of the senior floating rate deferred interest notes in December 2006, which generated proceeds on long-term debt of $228.3 million that were used to pay financing costs of $6.1 million and to make a capital distribution of $222.2 million to our parent.

Capital Expenditures

Capital expenditures for the fiscal year ended February 1, 2009 were $40.5 million offset by tenant allowances of $2.6 million as compared with $46.0 million, offset by tenant allowances of $3.8 million for the fiscal year end February 3, 2008. The decreased spending in the current fiscal year was primarily due to fewer store openings in the current year, less capital requirements associated with our move to newly-constructed and leased head-office and warehouse in the previous year and less capital requirements associated with the initial information systems. Capital expenditures for stores were $35.3 million while $5.2 million was spent on projects to improve our information systems, warehouses and distribution center. Although there was less spending on new stores, we continued to improve, expand, renovate and relocate existing stores and prepared our stores to offer an additional assortment of products that will be priced between $1.00 and $2.00.

Capital expenditures for the fiscal year ended February 3, 2008 were $46.0 million offset by tenant allowances of $3.8 million as compared with $42.7 million, offset by tenant allowances of $3.9 million for the fiscal year end February 4, 2007. The increased spending in the current fiscal year ended was primarily due to our move to a newly constructed and leased head-office and warehouse and higher store construction costs in Western Canada and an overall increase in store maintenance capital expenditures. Capital expenditures for stores were $34.1 million while $11.9 million was spent on projects to improve our information systems, increase our warehouse capacity and move into our new corporate head-office.

The increase in capital spending for fiscal year ended February 4, 2007 compared to fiscal year ended January 31, 2006 is the result of the opening of new stores at a faster pace: 68 stores and the closure of three stores compared with the opening of 51 stores and the closure of two stores in fiscal year ended January 31, 2006. In addition, during the fiscal year ended February 4, 2007, $9.5 million was spent on projects to improve our information systems and increase our warehouse and distribution capacity in the greater Montreal area.

In fiscal year ended February 1, 2009, the average cost to open a new store was approximately $0.6 million, including $0.4 million for capital expenditures and $0.2 million for inventory.

Contractual Obligations

The following tables summarize our material contractual obligations as of February 1, 2009, including off-balance sheet arrangements and our commitments:

Contractual obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in millions)
Lease financing:
Operating lease obligations(1)	$486.9	$67.4	$64.8	$61.0	$56.2	$51.3	$186.2
Long-term borrowings:
Group L.P.
8.875% senior subordinated notes	245.3	—	—	—	245.3		—
Senior secured credit facility	343.6	18.0	41.2	284.4	—	—	—
Mandatory interest payments(2)	104.5	30.0	28.8	26.2	19.5	—	—

Group L.P.’s total obligations	$1,180.3	$115.4	$134.8	$371.6	$321.0	$51.3	$186.2

Holdings
Senior floating rate deferred interest notes	249.5	—	—	—	249.5	—	—
Mandatory interest payments(3)	92.6	21.8	23.6	23.6	23.6	—	—

Holdings’ total obligations	$1,522.4	$137.2	$158.4	$395.2	$594.1	$51.3	$186.2

Commitments	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in millions)
Letters of credit and surety bonds	$2.2	$2.2	$—	$—	$—	$—	$—

Total commitments	$2.2	$2.2	$—	$—	$—	$—	$—

Total obligations and commitments
Group L.P.	$1,182.5	$117.6	$134.8	$371.6	$321.0	$51.3	$186.2

Holdings	$1,524.6	$139.4	$158.4	$395.2	$594.1	$51.3	$186.2

(1)	Represent the basic annual rent, exclusive of the contingent rentals, common area maintenance, real estate taxes and other charges paid to landlords, all together representing less than 1/3 of our total lease expenses.

(2)	Based on the actual interest rate on the 8.875% senior subordinated notes and assumed interest rates on the amounts due under the senior secured credit facility, in each case, applying the current foreign exchange rate where required. Where swap agreements are in place, the mandatory interest payments reflect swap payments.

(3)	(i) Using currently applicable rates. (ii) No obligation to pay interest until maturity.

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

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional Term Loan B borrowings of U.S.$45.0 million (approximately $55.2 million based on the exchange rate on February 1, 2009) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

On December 20, 2006, we issued U.S.$200.0 million senior floating rate deferred interest notes bearing interest at 6-month LIBOR plus 5.75% (increasing to 6.25% after two years and 6.75% after three years) per annum, payable semi annually and maturing in August 2012. We used the proceeds from the sale of these notes to make a cash distribution to our parent and to pay related fees and expenses.

As of February 1, 2009, we and our subsidiaries had approximately $343.6 million of senior secured debt outstanding, consisting of debt outstanding under our senior secured credit facility, and U.S.$200.0 million ($245.3 million based on exchange rate on February 1, 2009) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$203.4 million ($249.5 million based on exchange rate on February 1, 2009) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes.

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

We and our subsidiaries, affiliates and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $53.2 million Term Loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$236.8 million ($290.4 million based on the exchange rate on February 1, 2009) Term Loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires Dollarama to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which becomes more restrictive over time. At February 1, 2009, the terms of the senior secured credit facility required that we maintain a minimum interest coverage ratio of 2.50:1 and a leverage ratio of no more than 5.00:1. As of February 1, 2009, Dollarama was in compliance with these financial covenants. The interest coverage ratio is now fixed at 2.50:1, while the leverage ratio will over time be required not to exceed 4.5:1.

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

8.875% Senior Subordinated Notes Due 2012. The 8.875% senior subordinated notes were issued by Group L.P. and Dollarama Corporation. Interest on the senior subordinated notes accrues at 8.875% per year and is payable on the senior subordinated notes semi-annually on February 15 and August 15 of each year, beginning February 15, 2006.

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

The indenture governing the 8.875% senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.

The senior subordinated notes constitute general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The 8.875% senior subordinated notes are currently guaranteed by all of our subsidiaries.

Senior Floating Rate Deferred Interest Notes. The senior floating rate deferred interest notes were issued by Holdings and Dollarama Group Holdings Corporation. Interest on the notes accrues and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% after two years and 6.75% after three years. On each interest payment date, we may elect to pay interest in cash or not pay interest in cash, in which case interest accrues on such deferred interest at the same rate and in the same manner applicable to the principal amount of the notes. Interest on the notes is reset semi-annually.

At any time on or after June 15, 2007, we may redeem the notes, in whole or in part, plus accrued and unpaid interest, at the redemption prices specified in the following table:

Year	Redemption Price
December 15, 2008 to December 14, 2009	102.00
December 15, 2009 to December 14, 2010	101.00
December 15, 2010 and thereafter	100.00

In addition, we may redeem all of the notes at a price equal to 100% of the principal amount plus deferred interest if we become obligated to pay certain tax gross-up amounts. Following a change of control, we will be required to offer to purchase all of the notes at a purchase price of 101% of their principal amount plus deferred interest, plus accrued and unpaid interest (other than deferred interest), if any, to the date of purchase.

The indenture governing the senior floating rate deferred interest notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The notes constitute general senior unsecured obligations of us. They rank equally in right of payment to all of our future unsecured senior indebtedness, senior in right of payment to any of our future senior subordinated indebtedness and subordinated indebtedness, and are effectively subordinated in right of payment to any of our future secured debt and are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. The notes are not guaranteed by any of our subsidiaries.

Off-Balance Sheet Obligations

Other than operating lease obligations and letters of credit, we have no off-balance sheet obligations.

Recent Accounting Pronouncements

Capital disclosures, CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity’s objectives, policies and processes for managing capital. This is effective for interim and annual financial statements relating to years beginning on or after October 1, 2007. This section was adopted as of February 4, 2008. Disclosure requirements pertaining to this section are contained in the financial statements.

CICA 3031 establishes standards for the measurement and disclosure of inventories and applies to interim and annual financial statements relating to years beginning on or after January 1, 2008. The adoption of this section had an impact on the financial statements as stated in Note 2 Accounting pronouncements adopted during the year “Inventories” of Item 8 Consolidated Financial Statements.

These new sections, CICA 3862 (on disclosures) and CICA 3863 (on presentation) replace CICA 3861, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements. The new sections are effective for interim and annual financial statements for years beginning on or after October 1, 2007. These sections were adopted as of February 4, 2008. Disclosure requirements pertaining to these sections are contained in the financial statements.

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000 is amended to clarify criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. AcG 11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. We will evaluate the effect of this standard on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively. In February, 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We applied this guidance beginning February 4, 2008. The adoption of this statement did not have a material impact on our results of operations or financial condition.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquire, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will evaluate the effect of this standard on its consolidated financial statements.

On February 13, 2008, the Canadian Accounting Standards Board (AcSB) confirmed January 1, 2011 as the changeover date to replace Canadian Generally Accepted Accounting Principles (GAAP) with International Financial Reporting Standards (IFRS) for all Canadian Publicly Accountable Enterprises (PAEs). Canadian publicly accountable enterprises must use IFRS to prepare interim and annual financial statements for financial years beginning on or after January 1, 2011. The Partnership will undertake preparations to adopt IFRS within the required timeframe.

        In January 2009, CICA issued EIC-173, “Credit risk and the fair value of financial assets and financial liabilities”, which establishes a precision to Section 3855, “Financial Instruments—Recognition and Measurement” in the assessment of credit risk in determination of the fair value of financial assets and financial liabilities. The guidance requires that an entity’s own credit risk and the credit risk of the counterparty should be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments. This new standard is effective for interim and annual financial statements for years ending on or after January 20, 2009. The adoption of this new standard had no impact on the consolidated financial statements.

CICA Handbook Sections 1582, “Business Combinations”, 1601, “Consolidated Financial Statements” and 1602, “Non-controlling Interest” replace the former CICA 1581, “Business Combinations”, and 1600, “Consolidated Financial Statements”, and establish a new section for accounting for a non-controlling interest in a subsidiary. These sections provide the Canadian equivalent to IFRS 3, “Business Combinations (January 2008)” and IAS 27, “Consolidated and Separate Financial Statements (January 2008)”. Section 1582 is effective for business combinations for which the acquisition date is on/after the first quarter beginning on January 31, 2011. Sections 1601 and 1602 apply to interim and annual consolidated financial statements relating to years beginning on January 20, 2011. We expect Sections 1582, 1601 and 1602 will have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

CICA Handbook Section 1400, “General Standards of Financial Statement Presentation”, was amended to include requirements to assess and disclose an entity’s ability to continue as a going-concern. When financial statements are not prepared on a going-concern basis, that fact shall be disclosed together with the basis on which the financial statements are prepared and the reason why the company is not considered a going concern. The new requirements are effective for the Partnership for interim and annual financial statements beginning January 1, 2008. The adoption of this new standard had no impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While all of our sales are in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost overseas suppliers, including suppliers in China, Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and United Kingdom. For the fiscal year ended February 1, 2009, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to manage the risk from fluctuations in the U.S. dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. We estimate that in the absence of our currency risk management program, every $0.01 appreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $2.3 million annual increase in our operating earnings before taxes. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt.

As required by the terms of our senior secured credit facility, we have entered into foreign currency and interest rate swap agreements with maturities matching those of the underlying debt to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans.

Similarly, we entered into foreign currency swap agreements to minimize our exposure to exchange rate fluctuations in respect of our 8.875% senior subordinated notes. These swap agreements qualify for hedge accounting. On August 15, 2008, one of the swap agreements matured. In anticipation of this maturity, on July 22, 2008 we entered into a new swap agreement to replace the expiring one. This new swap agreement qualifies for hedge accounting.

On December 18, 2008 the Partnership entered into new foreign currency and interest rate swap agreements with its lenders to replace the existing foreign currency and interest rate swap agreements with a maturity date of January 30, 2009. The new currency and interest rate swap does not qualify for hedge accounting.

In addition, the December 18, 2008 swap agreement enables the Partnership to convert the interest rate on the debt from US dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.20. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.5% ( in Canadian dollars) and to receive interest at LIBOR plus 1.75%(in US dollars) with a fixed US/Canadian dollar conversion rate of 1.20.

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $343.6 million in term loans outstanding under our senior secured credit facility based on the exchange rate on February 1, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

We also have approximately $249.5 million of senior floating rate deferred interest notes based on the exchange rate on February 1, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

April 16, 2009

Independent Auditors’ Report

To the Partners of

Dollarama Group L.P.

We have completed an integrated audit of Dollarama Group L.P.’s 2009 consolidated financial statements and of its internal control over financial reporting as at February 1, 2009 and audits of its 2008 and 2007 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Dollarama Group L.P. as at February 1, 2009 and February 3, 2008 and the related consolidated statements of earnings, partners’ capital and cash flows for each of the three-year period ended February 1, 2009. These financial statements are the responsibility of the management of Dollarama Group GP inc., acting in its capacity as General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Partnership’s consolidated financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, effective February 4, 2008, the Partnership changed its method of accounting for merchandise inventories.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as at February 1, 2009, and February 3, 2008 and the results of its operations and its cash flows for the three-year period ended February 1, 2009 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Dollarama Group L.P.’s internal control over financial reporting as at February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organisations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting, included in item 9A of their annual report filed on Form 10K. Our responsibility is to express an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit of the internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted auditing principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as at February 1, 2009 based on the criteria established in Internal Control – Integrated Framework issued by COSO.

1 Chartered accountant auditor permit No. 19653

April 16, 2009

Independent Auditors’ Report

To the Partners of

Dollarama Group Holdings L.P.

We have completed an integrated audit of Dollarama Group Holdings L.P.’s 2009 consolidated financial statements and of its internal control over financial reporting as at February 1, 2009 and audits of its 2008 and 2007 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Dollarama Group Holdings L.P. as at February 1, 2009 and February 3, 2008 and the related consolidated statements of earnings, partners’ capital and cash flows for each of the three-year period ended February 1, 2009. These financial statements are the responsibility of the management of Dollarama Group Holdings ULC, acting in its capacity as General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Partnership’s consolidated financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, effective February 4, 2008, the Partnership changed its method of accounting for merchandise inventories.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as at February 1, 2009, and February 3, 2008 and the results of its operations and its cash flows for the three-year period ended February 1, 2009 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Dollarama Group Holdings L.P.’s internal control over financial reporting as at February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organisations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting, included in item 9A of their annual report filed on Form 10K. Our responsibility is to express an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit of the internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted auditing principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as at February 1, 2009 based on the criteria established in Internal Control – Integrated Framework issued by COSO.

1 Chartered accountant auditor permit No. 19653

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Consolidated Balance Sheets

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	As of February 1, 2009 $	As of February 3, 2008 $	As of February 1, 2009 $	As of February 3, 2008 $
Assets
Current assets
Cash and cash equivalents	66,123	26,200	66,141	26,214
Accounts receivable	2,998	3,363	2,998	3,363
Income taxes recoverable	55	1,504	80	1,522
Deposits and prepaid expenses	4,705	11,519	4,710	11,519
Merchandise inventories	249,644	198,500	249,644	198,500
Derivative financial instruments (note 9)	33,175	—	33,175	—

	356,700	241,086	356,748	241,118
Property and equipment (note 3)	129,878	111,936	129,878	111,936
Goodwill	727,782	727,782	727,782	727,782
Other intangible assets (note 4)	115,210	117,147	115,210	117,147
Derivative financial instruments (note 9)	33,423	—	33,423	—

	1,362,993	1,197,951	1,363,041	1,197,983

Liabilities
Current liabilities
Accounts payable	38,165	22,910	39,027	23,500
Accrued expenses and other (note 5)	34,850	40,084	37,760	43,062
Derivative financial instruments (note 9)	—	94,239	—	94,239
Current portion of long-term debt (note 6)	15,302	25,734	15,302	25,734

	88,317	182,967	92,089	186,535
Long-term debt (note 6)	562,017	474,553	806,384	653,006
Other liabilities (note 7)	28,098	27,281	28,098	27,281

	678,432	684,801	926,571	866,822

Commitments and contingencies (note 8)
Partners’ Capital
General partner	374	374	374	374
Limited partner	345,958	347,395	161,725	163,158
Contributed surplus	3,390	2,649	3,390	2,649
Retained earnings	275,378	170,256	211,520	172,504
Accumulated other comprehensive income (loss)	59,461	(7,524)	59,461	(7,524)

	684,561	513,150	436,470	331,161

	1,362,993	1,197,951	1,363,041	1,197,983

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group L.P.

Consolidated Statements of Partners’ Capital

(tabular amounts expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the year	—	—	—	81,678	—	81,678
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	81,678	12,812	94,490

Stock-based compensation (note 11)	—	—	537	—	—	537
Capital distributions	—	(5,563)	—	—	—	(5,563)

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income (loss)
Net earnings for the year	—	—	—	76,778	—	76,778
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(14,306)	(14,306)

Total comprehensive income (loss)	—	—	—	76,778	(14,306)	62,472

Stock-based compensation (note 11)	—	—	1,312	—	—	1,312
Capital distributions	—	(41,918)	—	—	—	(41,918)

Balance – February 3, 2008	374	347,395	2,649	170,256	(7,524)	513,150
Transition adjustment on adoption of inventory standard (note 2)	—	—	—	15,013	—	15,013

Balance – February 3, 2008 – adjusted	374	347,395	2,649	185,269	(7,524)	528,163

Other comprehensive income
Net earnings for the year	—	—	—	90,109	—	90,109
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	66,985	66,985

Total comprehensive income	—	—	—	90,109	66,985	157,094

Stock-based compensation (note 11)	—	—	741	—	—	741
Capital distributions	—	(1,437)	—	—	—	(1,437)

Balance – February 1, 2009	374	345,958	3,390	275,378	59,461	684,561

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $334,839,000 as of February 1, 2009 (2008 – $162,732,000; 2007 – $100,260,000).

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group L.P.

Consolidated Statements of Partners’ Capital

(tabular amounts expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the year	—	—	—	71,835	—	71,835
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	71,835	12,812	84,647

Stock-based compensation (note 11)	—	—	537	—	—	537
Capital distributions	—	(227,773)	—	—	—	(227,773)

Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income (loss)
Net earnings for the year	—	—	—	88,869	—	88,869
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(14,306)	(14,306)

Total comprehensive income (loss)	—	—	—	88,869	(14,306)	74,563

Stock-based compensation (note 11)	—	—	1,312	—	—	1,312
Capital distributions	—	(3,945)	—	—	—	(3,945)

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161
Transition adjustment on adoption of inventory standard (note 2)	—	—	—	15,013	—	15,013

Balance – February 3, 2008 – adjusted	374	163,158	2,649	187,517	(7,524)	346,174

Other comprehensive income
Net earnings for the year	—	—	—	24,003	—	24,003
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	66,985	66,985

Total comprehensive income	—	—	—	24,003	66,985	90,988

Stock-based compensation (note 11)	—	—	741	—	—	741
Capital distributions	—	(1,433)	—	—	—	(1,433)

Balance – February 1, 2009	374	161,725	3,390	211,520	59,461	436,470

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $270,981,000 as of February 1, 2009 (2008 – $164,980,000; 2007 – $90,417,000).

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Consolidated Statements of Earnings

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.			Dollarama Group Holdings L.P.
	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $
Sales	1,089,011	972,352	887,786	1,089,011	972,352	887,786

Cost of sales and expenses
Cost of sales	717,141	640,885	588,469	717,141	640,885	588,469
General, administrative and store operating expenses	219,797	186,263	154,457	219,823	186,265	154,462
Amortization	21,818	18,389	13,528	21,818	18,389	13,528

	958,756	845,537	756,454	958,782	845,539	756,459

Operating income	130,255	126,815	131,332	130,229	126,813	131,327
Amortization of financing costs	4,186	4,275	4,076	5,802	6,340	4,354
Interest expense	36,129	43,299	47,192	55,390	65,713	50,498
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(387)	2,183	(1,972)	44,793	(34,411)	4,275

Earnings before income taxes	90,327	77,058	82,036	24,244	89,171	72,200
Provision for current income taxes (note 16)	218	280	358	241	302	365

Net earnings for the year	90,109	76,778	81,678	24,003	88,869	71,835

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Consolidated Statements of Cash Flows

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.			Dollarama Group Holdings L.P.
	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $
Operating activities
Net earnings for the year	90,109	76,778	81,678	24,003	88,869	71,835
Adjustments for
Amortization of property and equipment	22,310	18,094	12,378	22,310	18,094	12,378
Amortization of intangible assets	2,267	3,521	4,606	2,267	3,521	4,606
Change in fair value of derivatives	(84,437)	74,748	(16,534)	(84,437)	74,748	(16,534)
Amortization of financing costs	4,186	4,275	4,076	5,802	6,340	4,354
Foreign exchange loss (gain) on long-term debt	99,766	(82,426)	20,651	143,512	(118,777)	26,898
Amortization of unfavourable lease rights	(2,759)	(3,226)	(3,456)	(2,759)	(3,226)	(3,456)
Deferred lease inducements	2,276	2,312	3,318	2,276	2,312	3,318
Deferred leasing costs	(575)	(450)	(373)	(575)	(450)	(373)
Deferred tenant allowances	2,643	3,806	3,947	2,643	3,806	3,947
Amortization of deferred tenant allowances	(1,343)	(1,024)	(567)	(1,343)	(1,024)	(567)
Stock-based compensation	741	1,312	537	741	1,312	537
Amortization of deferred leasing costs	245	161	138	245	161	138
Deferred interest on long-term debt	—	—	—	20,760	—	—
Other	61	197	45	61	197	45

	135,490	98,078	110,444	135,506	75,883	107,126
Changes in non-cash working capital components (note 14)	(17,482)	(18,969)	(15,945)	(17,290)	(18,625)	(12,739)

	118,008	79,109	94,499	118,216	57,258	94,387

Investing activities
Purchase of property and equipment	(40,502)	(45,994)	(42,695)	(40,502)	(45,994)	(42,695)
Proceeds on disposal of property and equipment	189	432	178	189	432	178
Net settlement of derivative financial instruments (note 9)	(9,415)	—	—	(9,415)	—	—

	(49,728)	(45,562)	(42,517)	(49,728)	(45,562)	(42,517)

Financing activities
Financing costs	—	—	(711)	(208)	(506)	(6,695)
Proceeds on long-term debt	—	—	—	—	—	228,314
Repayment of long-term debt	(26,920)	(13,124)	(28,896)	(26,920)	(28,734)	(28,896)
Capital distributions	(1,437)	(41,918)	(5,563)	(1,433)	(3,945)	(227,773)

	(28,357)	(55,042)	(35,170)	(28,561)	(33,185)	(35,050)

Increase (decrease) in cash and cash equivalents	39,923	(21,495)	16,812	39,927	(21,489)	16,820
Cash and cash equivalents – Beginning of year	26,200	47,695	30,883	26,214	47,703	30,883

Cash and cash equivalents – End of year	66,123	26,200	47,695	66,141	26,214	47,703

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation and nature of business

Pursuant to various agreements (the “Agreements”) dated December 8, 2006, all partnership units of Dollarama Holdings L.P. (“Holdings L.P.”) which were held by Dollarama Capital Corporation were ultimately exchanged for partnership units of Dollarama Group Holdings L.P. (“Group Holdings L.P.”). Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., has no operations and holds no assets other than 100% of the outstanding units of Dollarama Group L.P. (“Group L.P.”). Group Holdings L.P. conducts all of its business through Group L.P. and its subsidiaries.

The consolidated financial statements of Group L.P. reflect the financial position, results of operations and cash flows of the businesses of Group L.P., Dollarama L.P., Dollarama Corporation, Aris Import Inc. and Dollarama GP Inc.

Group L.P. was formed on November 11, 2004 for the purpose of acquiring the DOLLARAMA retail stores. It operates discount variety retail stores in Canada that sell all items for $2 or less. As of February 1, 2009, its retail operations are carried on in every Canadian province. The retail operations’ corporate headquarters, distribution centre and warehouses are located in Montréal, Canada. The business is managed on the basis of one reportable segment.

The consolidated financial statements of Group Holdings L.P. as of February 1, 2009, February 3, 2008 and February 4, 2007 reflect the financial position of Group Holdings L.P. and its subsidiaries and their results of operations and cash flows for the period from December 8, 2006, the date of creation of Group Holdings L.P., to February 1, 2009. The consolidated financial statements of Group Holdings L.P. have been prepared using the continuity of interest method of accounting. Accordingly, the consolidated financial statements of Group Holdings L.P. on the date of the Agreements were in all material respects the same as those of Group L.P. immediately prior to the Agreements becoming effective.

Any reference herein to the year ended February 1, 2009, February 3, 2008 or February 4, 2007 relates to as of or for the 364-day periods ended February 1, 2009 and February 3, 2008 and the 369-day period ended February 4, 2007. Unless otherwise stated, the information contained herein applies to both Group L.P. and Group Holdings L.P. (collectively referred to as the “Partnership”).

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

2	Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires the use of estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expense items for the reporting period. On an ongoing basis, management reviews its estimates, including those related to the net realizable value of merchandise inventories, useful lives, impairment of long-lived assets and goodwill, operating leases and financial instruments based on currently available information. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities from date of purchase of three months or less.

Merchandise inventories

Merchandise inventories at the distribution centre, warehouses and stores are stated at the lower of cost and net realizable value. Cost is determined on a weighted average cost basis and is assigned to store inventories using the retail inventory method. Costs of inventory include amounts paid to suppliers, duties and freight into the warehouses as well as costs directly associated with warehousing and distribution.

Property and equipment

Property and equipment are carried at cost and amortized over the estimated useful lives of the respective assets as follows:

On the declining balance method
Computer equipment	30%
Vehicles	30%

On the straight-line method
Store and warehouse equipment	8-10 years
Computer software	5 years
Leasehold improvements	Term of lease

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Goodwill

Goodwill is tested for impairment annually or when events or changes in circumstances indicate that it may be impaired. A Step I impairment test of goodwill of the Partnership’s reporting unit is accomplished mainly by determining whether the fair value of the reporting unit, based on discounted estimated cash flows, exceeds its net carrying amount as of the assessment date. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount of the reporting unit exceeds the sum of the discounted estimated cash flows, a Step II impairment test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. Fair value of goodwill in the Step II impairment test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit. The Partnership conducts its annual impairment test as of the balance sheet date.

Trade name

The trade name is recorded at cost and is not subject to amortization. It is tested for impairment annually or more frequently if events or circumstances indicate that it may be impaired. The impairment test consists of a comparison of the fair value, based on discounted estimated cash flows related to the trade name, with its carrying amount. If the fair value is greater than the carrying amount, no impairment is necessary. If the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. The Partnership conducts its annual impairment test as of the balance sheet date.

Favourable and unfavourable lease rights

Favourable and unfavourable lease rights represent the fair value of lease rights as established on the date of acquisition and are amortized on a straight-line basis over the terms of the related leases.

Covenant not to compete

The covenant not to compete is amortized on a straight-line basis over the terms of the agreements.

Deferred leasing credits

Deferred leasing costs and deferred tenant allowances are recorded on the balance sheet and amortized using the straight-line method over the term of the respective lease.

Financing costs

Financing costs are amortized using the effective interest method and are presented on the balance sheet against the long-term debt.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is assessed by comparing the carrying amount of an asset with the expected future net undiscounted cash flows from its use together with its residual value. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue recognition

The Partnership recognizes revenue at the time the customer tenders payment for and takes possession of the merchandise. All sales are final.

Cost of sales

The Partnership includes the cost of merchandise inventories, procurement, warehousing and distribution costs, and certain occupancy costs in its cost of sales.

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

Advertising costs

The Partnership expenses advertising costs as incurred. Advertising costs for the year ended February 1, 2009 amounted to $1,953,000 (2008 – $1,358,000; 2007 – $718,000).

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Employee future benefits

The Partnership offers a group defined contribution plan to eligible employees whereby it matches an employee’s contributions of up to 3% of the employee’s salary. The pension expense for the year ended February 1, 2009 amounted to $1,153,000 (2008 – $892,000; 2007 – $751,000).

Income taxes

The net earnings for the year constitute income of the individual partners and are subject to income tax in their hands. Income taxes recorded represent the income taxes of subsidiary companies.

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

Foreign currency transactions

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the consolidated statement of earnings.

Derivative financial instruments

The Partnership uses derivative financial instruments in the management of its foreign currency and interest rate exposures.

When hedge accounting is used, the Partnership documents relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also assesses whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

Foreign exchange forward contracts and foreign currency swap agreements

The Partnership has significant cash flows and long-term debt denominated in US dollars. It uses foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. All forward contracts and swap agreements are used for risk management purposes. All forward contracts and some foreign currency swap agreements are designated as hedges of specific anticipated transactions.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Interest rate swap agreements

The Partnership’s interest rate risk is primarily in relation to its floating rate borrowings. The Partnership has entered into swap agreements to mitigate this risk.

Others

In the event a derivative financial instrument designated as a hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under assets or liabilities and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

Derivative financial instruments which are not designated as hedges or have ceased to be effective prior to maturity are recorded at their estimated fair values under assets or liabilities, with changes in their estimated fair values recorded in earnings.

Stock-based compensation

The Partnership recognizes a compensation expense for options granted based on the fair value of the options at the grant date. The options vest in tranches (graded vesting) and accordingly, the expense is recognized using the accelerated expense attribution method over the vesting period. When the vesting of an award is contingent upon the attainment of performance conditions, the Partnership recognizes the expense based on management’s best estimate of the outcome of the conditions and consequently the number of options that are expected to vest. When awards are forfeited because service or performance conditions are not met, any expense previously recorded is reversed in the period of forfeiture.

Accounting pronouncements adopted during the year

Capital disclosures

In December 2006, the Canadian Institute of Chartered Accountants (“CICA”) published Handbook Section 1535, “Capital Disclosures”. This new standard establishes disclosure requirements concerning capital such as: qualitative information about its objectives, policies and processes for managing capital; quantitative data about what it regards as capital; whether it has complied with any externally imposed capital requirements and, if not, the consequences of such non-compliance. This Section was adopted as of February 4, 2008. Disclosure requirements pertaining to this Section are contained in note 12.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Financial instruments – Disclosure and presentation

In December 2006, the CICA published two new sections: Section 3862, “Financial Instruments – Disclosures”, and Section 3863, “Financial Instruments – Presentation”. These new standards replace Section 3861, “Financial Instruments – Disclosure and Presentation”, revising and enhancing its disclosure requirements, and carrying forward unchanged its presentation requirements. These sections were adopted as of February 4, 2008. Disclosure requirements pertaining to these sections are contained in note 13.

Inventories

In June 2007, the CICA issued Section 3031, “Inventories”, which replaces Section 3030 of the same name and harmonizes the Canadian standards related to inventories with International Financial Reporting Standards (“IFRS”). This Section provides changes to the measurement and disclosure requirements concerning inventories. The Partnership adopted this standard as of February 4, 2008. Its adoption resulted in changes in the accounting for inventories as well as the recognition of a transition adjustment of $15,013,000 that has been recorded in the opening retained earnings in Partners’ Capital and in the opening balance of merchandise inventories. The comparative consolidated financial statements have not been restated.

Credit risk and the fair value of financial assets and financial liabilities

EIC-173, “Credit risk and the fair value of financial assets and liabilities”, establishes a clarification to Section 3855, “Financial Instruments – Recognition and Measurement”, in the assessment of the credit risk in the determination of the fair value of financial assets and financial liabilities. This new standard is effective for interim and annual financial statements for years ending on or after January 20, 2009. The adoption of this new standard had no impact on the consolidated financial statements.

Going concern

CICA Handbook Section 1400, “General Standards of Financial Statement Presentation”, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern. When financial statements are not prepared on a going-concern basis, that fact shall be disclosed together with the basis on which the financial statements are prepared and the reason the Partnership is not considered a going concern. The new requirements are effective for the Partnership for interim and annual financial statements beginning February 4, 2008. The adoption of this new standard had no impact on the consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Accounting pronouncements not yet applied

Goodwill and intangible assets

CICA Handbook Section 3064, “Goodwill and Intangible Assets”, replaces Section 3062, “Goodwill and Other Intangible Assets”, and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of International Accounting Standard 38, “Intangible Assets”. Section 1000, “Financial Statement Concepts”, has been amended to clarify the criteria for recognition of an asset. Section 3450, “Research and Development Costs”, has been replaced by guidance in Section 3064. Emerging Issues Committee Abstract 27, “Revenues and Expenditures During the Pre-operating Period”, is no longer applicable for entities that have adopted Section 3064. Accounting Guideline 11, “Enterprises in the Development Stage”, has been amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under Section 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. The Partnership estimates that this standard will have no effect on its consolidated financial statements.

Business combinations, consolidated financial statements and non-controlling interests

CICA Handbook Section 1582, “Business Combinations”; Section 1601, “Consolidated Financial Statements”; and Section 1602, “Non-controlling Interest”, replace the former CICA Section 1581, “Business Combinations”; and Section 1600, “Consolidated Financial Statements”, and establish a new section for accounting for a non-controlling interest in a subsidiary.

These sections provide the Canadian equivalent to IFRS 3, “Business Combinations (January 2008)”, and IAS 27, “Consolidated and Separate Financial Statements (January 2008)”.

Section 1582 is effective for business combinations for which the acquisition date is on or after the first quarter beginning on January 31, 2011. Sections 1601 and 1602 apply to interim and annual consolidated financial statements relating to years beginning on January 31, 2011. We expect Sections 1582, 1601 and 1602 will have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Property and equipment

	2009
	Cost $	Accumulated amortization $	Net $
Store and warehouse equipment	105,844	32,331	73,513
Computer software	13,698	5,426	8,272
Computer equipment	2,001	1,043	958
Vehicles	2,493	1,010	1,483
Leasehold improvements	66,527	20,875	45,652

	190,563	60,685	129,878

	2008
	Cost $	Accumulated amortization $	Net $
Store and warehouse equipment	82,792	20,540	62,252
Computer software	11,532	2,676	8,856
Computer equipment	1,555	577	978
Vehicles	2,109	683	1,426
Leasehold improvements	52,730	14,306	38,424

	150,718	38,782	111,936

4	Other intangible assets

	2009
	Cost $	Accumulated amortization $	Net $
Trade name	108,200	—	108,200
Favourable lease rights	20,862	15,842	5,020
Covenants not to compete	400	240	160
Deferred leasing costs	2,393	563	1,830

	131,855	16,645	115,210

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	2008
	Cost $	Accumulated amortization $	Net $
Trade name	108,200	—	108,200
Favourable lease rights	20,862	13,632	7,230
Covenants not to compete	400	183	217
Deferred leasing costs	1,818	318	1,500

	131,280	14,133	117,147

The weighted average amortization periods (expressed in number of months) are as follows:

Favourable lease rights	113
Covenants not to compete	84
Deferred leasing costs	117

Amortization of other intangible assets for the next five years is approximately as follows:

$
2010	2,053
2011	1,667
2012	1,329
2013	842
2014	640

5	Accrued expenses and other

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	2009 $	2008 $	2009 $	2008 $
Compensation and benefits	12,373	11,625	12,373	11,625
Interest	10,143	8,530	13,053	11,508
Other	12,334	19,929	12,334	19,929

	34,850	40,084	37,760	43,062

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

6	Long-term debt

Long-term debt outstanding consists of the following:

	Dollarama Group L.P.
	Note		2009 $	2008 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually	6	(a)	245,300	198,800
Term bank loan (US$236,759,643; 2008 – US$239,194,191), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	6	(b)	290,386	237,759
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	6	(b)	53,195	77,390

			588,881	513,949
Less: Current portion			15,302	25,734

			573,579	488,215
Less: Financing costs			11,562	13,662

			562,017	474,553

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	Dollarama Group Holdings L.P.
	Note		2009 $	2008 $
Balance as per Dollarama Group L.P.			588,881	513,949
Senior subordinated deferred interest notes (US$203,449,000; 2008 – US$185,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	6	(c)	249,530	183,890

			838,411	697,839
Less: Current portion			15,302	25,734

			823,109	672,105
Less: Financing costs and discount			16,725	19,099

			806,384	653,006

a)	Senior subordinated notes (the “Notes”)

The Notes are senior subordinated unsecured obligations of Group L.P. and Dollarama Corporation (the “Co-issuers”) and will be subordinated in right of payment to all existing and future indebtedness of the Co-issuers. In addition, all the existing and future subsidiaries (other than Dollarama Corporation, co-issuer) guarantee the Notes on a senior subordinated unsecured basis.

Commencing on August 15, 2009, the Co-issuers may redeem some or all of the Notes at the following redemption prices plus accrued and unpaid interest:

Redemption price %
Years commencing August 15, 2009	104.438
2010	102.219
2011 and thereafter	100.000

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

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

The Notes have been converted into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange loss of $46,500,000 (2008 – gain of $38,300,000; 2007 – loss of $9,300,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

b)	Senior secured credit facility

Group L.P. has a senior secured credit facility amounting to $75,000,000 and consisting of revolving credit loans, bankers’ acceptances, swing line loans and a letter of credit facility. The senior secured credit facility also includes term bank loans. Borrowings under swing line loans are limited to $10,000,000 and the letter of credit facility is limited to $25,000,000. As of February 1, 2009, there were no borrowings under this facility with the exception of term bank loans (amounting to $343,581,000 as of February 1, 2009 and $315,149,000 as of February 3, 2008) and letters of credit issued for the purchase of inventories amounting to US$1,799,000 (2008 – US$971,000). The term bank loans require payment of 100% of net cash proceeds on certain sales of assets, 100% of net cash proceeds on issuance of certain new indebtedness, 50% of net proceeds of a public offering or private placement, and 50% of excess cash flow (as defined in the credit agreement).

The term bank loan of US$236,760,000 (2008 – US$239,194,000) has been converted into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange loss of $55,624,000 (2008 – gain of $45,694,000; 2007 – loss of $11,461,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

The credit facilities are subject to the customary terms and conditions for loans of this nature, including limits on incurring additional indebtedness and granting liens or selling assets without the consent of the lenders. The credit facilities are also subject to the maintenance of a maximum lease adjustment leverage ratio test and a minimum interest coverage ratio test. The credit facilities may, in certain circumstances, restrict Group L.P.’s ability to pay distributions, including limiting distributions, unless sufficient funds are available for the repayment of indebtedness and the payment of interest expenses and taxes.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Failure to comply with the terms of the credit facilities would entitle the lenders to accelerate all amounts outstanding under the credit facilities and upon such acceleration, the lenders would be entitled to begin enforcement procedures against the assets of Group L.P., including accounts receivable, inventories and equipment. The lender would then be repaid from the proceeds of such enforcement proceedings, using all available assets. Only after such repayment, and the payment of any other secured and unsecured creditors, would the holders of units receive any proceeds from the liquidation of the assets of Group L.P. Group L.P. was in compliance with these covenants as of February 1, 2009.

c)	Senior subordinated deferred interest notes (the “Deferred Interest Notes”).

The Deferred Interest Notes were issued at 99% of face value and are senior unsecured obligations of Group Holdings L.P. and are structurally subordinated to any creditors and preferred shareholders. On each interest payment date, Group Holdings L.P. may elect to pay interest in cash or let the interest accrue with the principal. Group Holdings L.P. may redeem some or all of the Deferred Interest Notes at the following redemption prices plus accrued and unpaid interest:

Redemption price %
Years commencing December 15, 2008	102.00
December 15, 2009	101.00
December 15, 2010 and thereafter	100.00

Following a change in control, Group Holdings L.P. will be required to offer to purchase all Deferred Interest Notes at a price of 101% of their principal amount plus any unpaid interest to the date of the purchase.

The Deferred Interest Notes are subject to the customary covenants restricting Group Holdings L.P.’s ability to, among other things, incur additional debt, pay dividends and make other restricted payments except in certain circumstances when no default or event of default has occurred or is occurring under the indenture, create liens, consolidate, merge or enter into business combinations, or sell assets.

The Deferred Interest Notes have been translated into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange loss of $43,746,000 (2008 – gain of $36,351,000; 2007 – loss of $6,247,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt.”

d)	As security for the long-term debt, the Partnership has pledged substantially all of its assets.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

e)	Fair value of long-term debt

	February 1, 2009
	Fair value $	Carrying amount $
Dollarama Group L.P.	495,713	588,881
Dollarama Group Holdings L.P.	628,588	838,411

The fair value of long-term debt, including the portion due within one year, is principally based on prices obtained on the quoted markets and from a third-party broker.

The current credit crisis impacted the fair value of corporate bonds and as a result, the estimated fair value of the long-term debt has significantly decreased in the fourth quarter of 2009.

f)	Principal repayments on long-term debt due in each of the next four years are approximately as follows:

	Dollarama Group L.P. $	Dollarama Group Holdings L.P. $
2010	17,986	17,986
2011	41,181	41,181
2012	284,414	284,414
2013	245,300	494,830

g)	As described in note 6(a), (b) and (c), certain restrictions exist regarding the transfer of funds in the form of loans, advances or cash dividends (defined as “Restricted Payments”) to and from Group Holdings L.P. Virtually all operations of Group Holdings L.P. are conducted through its subsidiary, Group L.P., and consequently, its capacity to make Restricted Payments depends on the capacity of Group L.P. to make Restricted Payments. As of February 1, 2009, the net assets of Group L.P. amounted to $684.6 million, of which $549.6 million was restricted from payments. Subject to limitations imposed by the indenture governing the Deferred Interest Notes, as of February 1, 2009, Group Holdings L.P.’s net assets amounted to $436.5 million, of which $391.0 million was restricted from payments.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Other liabilities

	2009 $	2008 $
Unfavourable lease rights, (including accumulated amortization of $13,633,000; 2008 – $10,874,000)	6,432	9,191
Deferred lease inducements	10,764	8,488
Deferred tenant allowances (including accumulated amortization of $3,154,000; 2008 – $1,811,000)	10,902	9,602

	28,098	27,281

8	Commitments and contingencies

As of February 1, 2009, there were contractual obligations for operating leases amounting to approximately $486,938,000. The leases extend over various periods up to the year 2024.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2010	67,456
2011	64,752
2012	61,007
2013	56,225
2014	51,272
Thereafter	186,226

The rent and contingent rent expense of operating leases for stores, warehouses, the distribution centre and corporate headquarters included in the consolidated statement of earnings are as follows:

	2009 $	2008 $	2007 $
Basic rent	67,142	57,696	49,216
Contingent rent	1,839	1,069	1,485

	68,981	58,765	50,701

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

An action against the Partnership for alleged personal injuries sustained by a customer in one of its stores (Guiseppa Calvo v. S. Rossy Inc.) was filed May 8, 2006 in the Ontario Superior Court of Justice. The plaintiff is alleging damages of $1.0 million. The Partnership believes that the potential amount to be paid for this claim would be covered by its insurance policy. It is not possible at this time to determine the outcome of this matter and accordingly, no provision has been made in the accounts for this claim.

The Partnership believes that this suit is without substantial merit and should not result in a judgment which would have a material adverse effect on its consolidated financial statements.

9	Derivative financial instruments

	Note		Fair value		Qualify for hedge accounting		Nature of hedging relationship
			2009 $	2008 $
Foreign currency and interest rate swap agreements	9	(a)	7,976	(50,806)	No		—
Foreign exchange forward contracts	9	(b)	33,175	(4,507)	Yes		Cash flow hedge
Foreign currency swap agreements	9	(c)	25,447	(24,891)	Yes		Cash flow hedge
Foreign currency swap agreement			—	(14,035)	No	*	—

			66,598	(94,239)

Derivative financial instruments – current assets			33,175	—
Derivative financial instruments – assets			33,423	—
Derivative financial instruments – current liabilities			—	(94,239)

			66,598	(94,239)

* Starting July 22, 2008.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			2009
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange gain (loss) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $	Net settlement of derivative financial instruments $
Long-term debt
Senior subordinated loans	6	(a)	(46,500)	—	(46,500)	—	46,500	—
Term B loan	6	(b)	(55,624)	—	(55,624)	—	55,624	—
Other realized gains and losses on debt repayments			—	—	(2,091)	—	(2,358)	—
Derivative financial instruments
Foreign currency and interest rate swap agreements	9	(a)	48,693	—	48,693	(46,969)	—	—
Settlement of foreign currency and interest rate swap agreements	9	(a)	10,089	—	12,205	(12,205)	—	2,116
Foreign exchange forward contracts, net of reclassification	9	(b)	37,682	37,682	—	—	—	—
Impact of three-month lag on foreign exchange forward contracts	9	(b)	—	23,749	—	23,749	—	—
Foreign currency swap agreements	9	(c)	50,338	3,838	46,500	(42,916)	—	—
Settlement of foreign currency swap agreements	9	(c)	14,035	1,716	2,512	(2,512)	—	(9,807)
Other realized gains and losses on early settlements of derivatives			—	—	(5,308)	(3,584)	—	(1,724)

Total Dollarama Group L.P.				66,985	387	(84,437)	99,766	(9,415)

Total as per Dollorama Group L.P.				66,985	387	(84,437)	99,766	(9,415)
Senior subordinated deferred interest notes	6	(c)	(43,746)	—	(43,746)	—	43,746	—
Other realized gains and losses on debt repayments				—	(1,434)	—	—	—

Total Dollarama Group Holdings L.P.				66,985	(44,793)	(84,437)	143,512	(9,415)

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange gain (loss) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $	Net settlement of derivative financial instruments $
Long-term debt
Senior subordinated loans	6	(a)	38,300	—	38,300	—	(38,300)	—
Term B loan	6	(b)	45,694	—	45,694	—	(45,694)	—
Other realized gains and losses on debt repayments			—	—	(3,082)	—	1,568	—
Derivative financial instruments
Foreign currency and interest rate swap agreements	9	(a)	(44,795)	—	(44,795)	44,795	—	—
Foreign exchange forward contracts, net of reclassification	9	(b)	(11,731)	(11,731)	—	—	—	—
Impact of three-month lag on foreign exchange forward contracts	9	(b)	—	(8,347)	—	(8,347)	—	—
Foreign currency swap agreements	9	(c)	(32,528)	5,772	(38,300)	38,300	—	—

Total Dollarama Group L.P.				(14,306)	(2,183)	74,748	(82,426)	—

Total as per Dollorama Group L.P.				(14,306)	(2,183)	74,748	(82,426)	—
Senior subordinated deferred interest notes	6	(c)	36,351	—	36,351	—	(36,351)	—
Other realized gains and losses on debt repayments				—	243	—	—	—

Total Dollarama Group Holdings L.P.				(14,306)	34,411	74,748	(118,777)	—

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			2007
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange gain (loss) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $	Net settlement of derivative financial instruments $
Long-term debt
Senior subordinated loans	6	(a)	(9,300)	—	(9,300)	—	9,300	—
Term B loan	6	(b)	(11,461)	—	(11,461)	—	11,461	—
Other realized gains and losses on debt repayments			—	—	2,077	—	(110)	—
Derivative financial instruments
Foreign currency and interest rate swap agreements	9	(a)	11,395	—	11,395	(11,395)	—	—
Foreign exchange forward contracts, net of reclassification	9	(b)	10,678	10,678	—	—	—	—
Impact of three-month lag on foreign exchange forward contracts	9	(b)	—	4,122	—	4,122	—	—
Foreign currency swap agreements	9	(c)	7,312	(1,988)	9,300	(9,300)	—	—
Interest rate cap			(39)	—	(39)	39	—	—

Total Dollarama Group L.P.				12,812	1,972	(16,534)	20,651	—

Total as per Dollorama Group L.P.				12,812	1,972	(16,534)	20,651
Senior subordinated deferred interest notes	6	(c)	(6,247)	—	(6,247)	—	6,247	—

Total Dollarama Group Holdings L.P.				12,812	(4,275)	(16,534)	26,898	—

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

a)	Foreign currency and interest rate swap agreements

The Partnership entered into swap agreements consisting of a combination of a foreign currency swap and an interest rate swap that expire on January 31, 2011 and that were undertaken to address two risks with its US dollar LIBOR-based term bank loans (note 6).

The swap agreements enable the Partnership to convert the interest rate on the debt from US dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.1922. The swap agreements provide for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.9% (in Canadian dollars) and to receive interest at LIBOR plus 2.5% (in US dollars) with a fixed US/Canadian dollar conversion rate of 1.1922.

The foreign currency swap enables the Partnership to effectively hedge the exchange rate on its principal payments on the US dollar debt at 1.1922. The swap agreements call for the Partnership to pay a fixed amount in Canadian dollars and receive fixed amounts in US dollars, as indicated in the following table:

Date	Interval	Amount paid by Partnership CA$	Amount received from lender US$
January 29, 2010	One time	85,771	71,943
January 31, 2011	One time	88,163	73,950

The Partnership also entered into a swap agreement with its lenders consisting of a combination of a foreign currency swap and an interest rate swap that expire on January 31, 2011. The swap agreement was undertaken to address two risks associated with the additional US$45,000,000 LIBOR-based term bank loan obtained in August 2005. The foreign currency swap enables the Partnership to effectively hedge the exchange rate on its principal and interest payments on this debt at 1.2015. In addition, the swap agreement enables the Partnership to convert the interest rate on the debt from US dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.2015. The swap agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.519% (in Canadian dollars) and to receive interest at LIBOR plus 2.25% (in US dollars) with a fixed US/Canadian dollar conversion rate of 1.2015.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

On December 18, 2008, the Partnership entered into foreign currency swap agreements with its lenders to replace the existing foreign currency swap agreements with a maturity date of January 30, 2009. The new foreign currency swap agreements were undertaken to mitigate part of the foreign exchange risk associated with the principal and interest payments of the term bank loan denominated in US dollars (note 6). The new agreements call for the Partnership to exchange fixed amounts, as indicated in the following table:

Date	Interval	Amount paid by Partnership		Amount received from lender
January 30, 2009	One time	US$	47,370	CA$	56,844
November 17, 2011	One time	CA$	50,297	US$	41,911
April 30, 2009 to October 31, 2011	Quarterly	CA$	595	US$	496

Changes in fair value of the foreign currency and interest rate swap agreements are reported to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a gain of $60,898,000 (2008 – loss of $44,795,000; 2007 – gain of $11,356,000) was recorded to earnings for the year ended February 1, 2009. On January 30, 2009, a gain of $2,116,000 was materialized. The fair value of that portion of the swap was $(10,089,000) as of February 3, 2008.

Furthermore, the settlement of US$47,370,000 for CA$56,844,000 on the swap agreements entered into by the Partnership on December 18, 2008 resulted in a net cash outflow of $1,724,000.

b)	Foreign exchange forward contracts

As of February 1, 2009, the Partnership was party to foreign exchange forward contracts to purchase US$174,000,000 for CA$179,977,000 (2008 – US$346,800,000 for CA$389,045,000; 2007 – US$122,000,000 for CA$136,982,000), maturing between February 2009 and October 2009.

The fair value of the foreign exchange forward contracts is recorded in “Accumulated other comprehensive income (loss)” and is reclassified to earnings under “Cost of sales” when the underlying inventory is sold. In addition to the fair value of the foreign exchange forward contracts representing a gain of $33,175,000 as of February 1, 2009 (2008 – loss of $4,507,000; 2007 – gain of $7,224,000), “Accumulated other comprehensive income (loss)” includes a gain of $17,657,000 (2008 – loss of $6,092,000; 2007 – gain of $2,255,000) on foreign exchange forward contracts settled before February 1, 2009, which will be reported to earnings when the related inventory is sold.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

c)	Foreign currency swap agreements

In August 2005, the Partnership entered into two foreign currency swap agreements with its lenders which were undertaken to mitigate foreign exchange risk associated with the principal and interest payments on the US$200,000,000 senior subordinated notes (note 6). The swap agreements call for the Partnership to exchange fixed amounts as follows:

Date	Interval	Amount paid by Partnership		Amount received from lender
August 12, 2005	One time	US$	200,000	CA$	240,200
August 15, 2008	One time	CA$	84,070	US$	70,000
August 15, 2012	One time	CA$	156,130	US$	130,000
February 15, 2006	One time	CA$	10,171	US$	9,023
August 15, 2006 to August 15, 2008	Semi-annual	CA$	3,340	US$	3,106
August 15, 2006 to August 15, 2012	Semi-annual	CA$	6,534	US$	5,769

On July 22, 2008, the Partnership entered into a foreign currency swap agreement with its lenders to replace the existing foreign currency swap agreement with a maturity date of August 15, 2008. This new foreign currency swap agreement was undertaken to mitigate part of the foreign exchange risk associated with the principal and interest payments on the US$200,000,000 senior subordinated notes (note 6) and qualifies as a cash flow hedge. The new swap agreement calls for the Partnership to exchange fixed amounts, as indicated in the following table:

Date	Interval	Amount paid by Partnership		Amount received from lender
August 15, 2008	One time	US$	70,000	CA$	70,679
August 15, 2012	One time	CA$	70,679	US$	70,000
February 15, 2009 to August 15, 2012	Semi-annual	CA$	3,191	US$	3,106

The fair value of the foreign currency swap agreements is recorded in “Accumulated other comprehensive income (loss)”. A portion of the changes in the fair value of the foreign currency swap agreements (representing the offsetting impact of the conversion of the Notes from US dollars to Canadian dollars at the balance sheet date as described in note 6(a)) is reclassified from “Accumulated other comprehensive income (loss)” to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the year ended February 1, 2009, a gain of $46,500,000 (2008 – loss of $38,300,000; 2007 – gain of $9,300,000) was reclassified from “Accumulated other comprehensive income (loss)” to earnings.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

In addition, the foreign currency swap agreement which expired on August 15, 2008 no longer qualified as a cash flow hedge starting July 22, 2008. On August 15, 2008, the settlement of this instrument resulted in a net cash outflow of $9,807,000, which corresponded to the fair value of this swap at that time. The fair value of the swap was $(14,035,000) as of February 3, 2008.

Furthermore, the settlement of US$70,000,000 for CA$70,679,000 on the swap agreement entered into by the Partnership on July 22, 2008 resulted in a net cash outflow of $3,584,000.

10	Partnership units

	Dollarama Group L.P. and Dollarama Group Holdings L.P.
	Number of units (in thousands)	Value $
General partner	374.0	374.0

Limited partner	454,484.1	454,484.1

For the year ended February 1, 2009, Group L.P. made capital distributions amounting to $1,437,000 (2008 – $41,918,000; 2007 – $5,563,000).

For the year ended February 1, 2009, Group Holdings L.P. made capital distributions amounting to $1,433,000 (2008 – $3,945,000; 2007 – $227,773,000).

11	Stock-based compensation

Dollarama Capital Corporation (“DCC”), a parent company of Group Holdings L.P., adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC, and the options will have a life not exceeding 10 years.

DCC has the following types of options outstanding:

a)	Options with service requirements (“Service Conditions”)

These options were granted to purchase an equivalent number of Class B common shares and Class B preferred shares of DCC at $1 per Class B common share and $0.70 per Class B preferred share. The options vest at a rate of 20% annually on the anniversary of the grant date.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

b)	Options with service and performance requirements (“Performance Conditions”)

These options were granted to purchase an equivalent number of Class B common shares and Class B preferred shares of DCC at $1 per Class B common share and $0.70 per Class B preferred share. The options become eligible to vest annually from the date of grant at a rate of 20% upon occurrence of (i) a change of control, or (ii) an initial public offering, where certain minimum rates of return are achieved.

An option on the Class B common shares must be exercised in combination with 2.86 options on the Class B preferred shares (referred to as a “Combined Option”).

	Number of Class B common share options		Weighted average purchase price $	Number of Class B preferred share options		Weighted average purchase price $
	Service	Performance		Service	Performance
Outstanding – February 4, 2007	613,931	1,227,862	1.00	1,752,662	3,505,324	0.70
Granted	266,491	532,982	8.41	760,800	1,521,600	1.30

Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – February 1, 2009	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Exercisable – February 1, 2009	576,750	—		1,646,497	—

The weighted average remaining contractual terms of all options outstanding and of exercisable options as of February 1, 2009 and February 3, 2008 were 6.4 years and 7.4 years respectively.

The weighted average fair value of the Combined Option at the grant date (determined using the Monte Carlo simulation model) is as follows:

$
Combined Option with Service Conditions	4.64
Combined Option with Performance Conditions	3.18

The total intrinsic value for the Combined Option fully vested as of February 1, 2009 is $3,432,000 (2008 – $2,384,000; 2007 – $1,991,000).

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The fair value of options granted in the year ended February 3, 2008 has been determined based on an independent appraisal using the following weighted average assumptions:

Expected life	5.0 years
Risk-free interest rate	4.92%
Volatility	58.25%
Minority shareholder discount	13.0%
Estimated liquidation event horizon (IPO or change of control)	3.4 years

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

The Partnership has recognized a stock-based compensation expense of $741,000 for the year ended February 1, 2009 (2008 – $1,312,000; 2007 – $537,000) relating to the options with Service Conditions and no amount for the same periods for options with Performance Conditions.

Had the performance requirements been met (change of control or an initial public offering, where the minimum rates of return were achieved), the Partnership would have recognized an additional expense of approximately $4,632,000 (2008 – $3,602,000; 2007 – $1,555,000) using the accelerated attribution method over the vesting period. If or when the Performance Conditions are probable, the Partnership will record in that period the cumulative expense that would otherwise have been recognized had the outcome of the Performance Conditions been known as of the grant date. The total compensation costs related to non-vested awards not yet recognized as of February 1, 2009 amounted to $697,000 for options with Service Conditions and $975,000 for options with Performance Conditions.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

12	Capital disclosures

Capital is defined as long-term debt, partners’ capital excluding accumulated other comprehensive income and the fair value of the foreign currency swap agreements which qualify as cash flow hedges.

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	As of February 1, 2009 $	As of February 3, 2008 $	As of February 1, 2009 $	As of February 3, 2008 $
Long-term debt, including current portion	577,319	500,287	821,686	678,740
Foreign currency swap agreements	25,447	(38,926)	25,447	(38,926)
Partners’ capital*	625,100	520,674	377,009	338,685

Total capital	1,227,866	982,035	1,224,142	978,499

* Excluding accumulated other comprehensive income

The Partnership’s objectives when managing capital are to:

•	provide a strong capital base so as to maintain investor, creditor and market confidence and to sustain future development of the business;

•	maintain a flexible capital structure that optimizes the cost of capital at acceptable risk and preserves the ability to meet financial obligations; and

•	ensure sufficient liquidity to pursue its organic growth strategy.

In managing its capital structure, the Partnership monitors performance throughout the year to ensure anticipated cash distributions, working capital requirements and maintenance capital expenditures are funded from operations, available cash on deposit and, where applicable, bank borrowings. The Partnership manages its capital structure and may make adjustments to it in order to support the broader corporate strategy or in response to changes in economic conditions and risk. In order to maintain or adjust its capital structure, the Partnership may issue new debt, issue new debt to replace existing debt (with different characteristics), or reduce the amount of existing debt.

The Partnership monitors debt using a number of financial metrics, including but not limited to:

•

the leverage ratio, defined as debt adjusted for value of lease obligations to the sum of (i) adjusted earnings before interest, taxes, depreciation and amortization, adjusted for annualized earnings for new stores (defined as “consolidated adjusted EBITDA”), and (ii) lease expense (EBITDA plus (ii) is defined as “consolidated EBITDAR”); and

•	the interest coverage ratio, defined as adjusted EBITDA to net interest expense (interest expense incurred net of interest income earned).

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership uses EBITDA and EBITDAR as measurements to monitor performance. Both measures, as presented, are not recognized for financial statement presentation purposes under Canadian generally accepted accounting principles and do not have a standardized meaning. Therefore, they are not likely to be comparable to similar measures presented by other entities.

The Partnership is subject to financial covenants pursuant to the credit facility agreements, which are measured on a quarterly basis. These covenants include the leverage and debt service ratios presented above. The Partnership is in compliance with all such covenants.

13	Financial instruments

Classification of financial instruments

The classification of financial instruments as of February 1, 2009 is detailed below and their respective carrying amounts equal their fair values.

Cash and cash equivalents, totalling $66,123,000 for Group L.P. and $66,141,000 for Group Holdings L.P., are classified as held for trading, which refers to financial assets and financial liabilities typically acquired or assumed for the purpose of selling or repurchasing the instrument in the near term. The financial instrument is recorded at fair market value determined using market prices. Interest earned, gains and losses realized on disposal and unrealized gains and losses from the change in fair value are reflected in earnings.

Accounts receivable, totalling $2,998,000, are classified as loans and receivables, which refers to non-derivative financial assets resulting from the delivery of cash or other assets by a lender to a borrower in return for a promise to repay on a specified date, or on demand. Accounts receivable are recorded at amortized cost using the effective interest method.

Accounts payable ($38,165,000 – Group L.P. and $39,027,000 – Group Holdings L.P.), accrued expenses and other ($34,850,000 – Group L.P. and $37,760,000 – Group Holdings L.P.), and long-term debt ($577,319,000 – Group L.P. and $821,686,000 – Group Holdings L.P.) are classified as other liabilities. Other financial liabilities are recorded at amortized cost using the effective interest method.

Derivative financial instruments totalling $66,598,000 are classified as held for trading or designated as hedging instruments. The derivative financial instruments are recorded at fair value determined using market prices. All gains and losses from changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings. When derivatives are designated as hedges, the Partnership has determined that they were hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecasted transaction (cash flow hedges). All gains and losses from changes in fair value of derivative financial instruments which were designed as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Financial risk factors

The Partnership’s activities expose it to a variety of financial risks: market risk (including currency risk, fair value interest rate risk and cash flow interest rate risk), credit risk and liquidity risk. The Partnership’s overall risk management program focuses on the unpredictability of the financial market and seeks to minimize potential adverse effects on the Partnership’s financial performance. The Partnership uses derivative financial instruments to hedge certain risk exposures.

Risk management is carried out by the finance department under practices approved by the Board of Directors. This department identifies, evaluates and hedges financial risks based on the requirements of the organization. The Board of Directors provides guidance for overall risk management, covering specific areas such as foreign exchange risk, interest rate risk, credit risk and the use of derivative financial instruments.

a)	Market risk

i)	Currency risk

The Partnership is exposed to foreign exchange risks arising from (1) US dollar-denominated debt which is partially hedged by foreign currency swap agreements, and (2) the purchase of imported merchandise using US dollars, which are partially covered by foreign exchange forward contracts.

The Partnership’s risk management policy is to hedge up to 100% of anticipated cash flows required for purchases of merchandise in US dollars over the next rolling 12 months.

The Partnership uses foreign exchange forward contracts to manage risks from fluctuations in the US dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contract is recognized immediately in earnings. The Partnership estimates that in the absence of its currency risk management program, every $0.01 appreciation in the Canadian dollar relative to the US dollar would result in an annual increase in operating earnings of approximately $2.3 million. The seasonality of the Partnership’s purchases would affect the quarterly impact of this variation. The Partnership periodically examines the derivative financial instruments it uses to hedge exposure to foreign currency fluctuations to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition, a majority of the Partnership’s debt is in US dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the US dollar would reduce the funds available to service its US dollar-denominated debt. As required by the terms of its senior secured credit facility, the Partnership has entered into swap agreements consisting of foreign currency swaps and an interest rate swap that expire between January 31, 2011 and August 15, 2012 to minimize its exposure to exchange rate and interest rate fluctuations in respect of its LIBOR-based US dollar-denominated term loans.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership entered into other swap agreements consisting of foreign currency swaps to minimize its exposure to exchange rate fluctuations in respect of its 8.875% senior subordinated notes. These swap agreements qualify for hedge accounting, and their fair value is deferred in a separate component of the consolidated statement of partners’ capital until the underlying hedged transactions are reported in the consolidated statement of earnings.

Group Holdings L.P. has US$203.4 million of senior floating rate deferred interest notes. The Partnership has not entered into a foreign currency swap agreement as of February 1, 2009 and thus is exposed to exchange rate fluctuations.

ii)	Interest rate risk

The Partnership’s interest rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Partnership to cash flow interest rate risk. Borrowings issued at fixed rates expose the Partnership to fair value interest rate risk.

When appropriate, the Partnership analyzes its interest rate risk exposure. Various scenarios are simulated, taking into consideration refinancing, renewal of existing positions, alternative financing and hedging. Based on these scenarios, the Partnership calculates the impact on earnings of a defined interest rate shift. It uses variable-rate debt to finance a portion of its operations and capital expenditures. These obligations expose it to variability in interest payments due to changes in interest rates. It has approximately $343.6 million in term bank loans outstanding under its senior secured credit facility based on the exchange rate on February 1, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term bank loans.

Group Holdings L.P. also has approximately $249.5 million of senior floating rate deferred interest notes based on the exchange rate on February 1, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the notes.

b)	Credit risk

The Partnership is exposed to credit risk to the extent of non-payment by counterparties of its financial instruments. The Partnership has credit policies covering financial exposures. The maximum exposure to credit risk at the balance sheet date is represented by the carrying value of each financial asset, including derivate financial instruments. The Partnership mitigates this credit risk by dealing with counterparties which are major financial institutions that the Partnership anticipates will satisfy their contractual obligations.

The Partnership is exposed to credit risk on accounts receivable from its landlords for tenant allowances. In order to reduce this risk, the Partnership retains rent payments until accounts receivable are fully satisfied.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

c)	Liquidity risk

Liquidity risk is the risk that the Partnership will not be able to meet its obligations as they fall due. As of February 1, 2009, the Partnership had available credit facilities of $73.2 million (2008 – $74.1 million), taking into consideration outstanding letters of credit of US$1.8 million (2008 – US$0.9 million).

The contractual maturities, including interest, of the Partnership’s financial liabilities as of February 1, 2009 are summarized in the following table:

	Carrying amount $	Contractual cash flows $	Under 1 year $	From 1 to 2 years $	From 2 to 5 years $	Over 5 years $
Non-derivative financial liabilities
Accounts payable	38,165	38,165	38,165	—	—	—
Accrued expenses and other	34,850	34,850	34,850	—	—	—
Senior subordinated notes	245,300	332,380	21,770	21,770	288,840	—
Term bank loan – A	53,195	54,721	16,215	38,506	—	—
Term bank loan – B	290,386	314,153	11,539	11,520	291,094	—

Total Dollarama Group L.P.	661,896	774,269	122,539	71,796	579,934	—
Non-derivative financial liabilities (additions)
Accounts payable	862	862	862	—	—	—
Accrued expenses and other	2,910	2,910	2,910	—	—	—
Senior subordinated deferred interest notes	249,530	342,201	21,848	23,608	296,745	—

Total Dollarama Group Holdings L.P.	915,198	1,120,242	148,159	95,404	876,679	—

Foreign currencies

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the consolidated statement of earnings.

	Dollarama Group L.P.			Dollarama Group Holdings L.P.
	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(387)	2,183	(1,972)	44,793	(34,411)	4,275
Foreign exchange loss (gain) included in cost of sales	3,723	9,524	7,444	3,723	9,524	7,444

Aggregate foreign exchange loss (gain) included in net earnings	3,336	11,707	(5,472)	48,516	(24,887)	11,719

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

14	Statement of cash flows information

The changes in non-cash working capital components are as follows:

	Dollarama Group L.P.			Dollarama Group Holdings L.P.
	2009 $	2008 $	2007 $	2009 $	2008 $	2007 $
Accounts receivable	365	2,397	(2,380)	365	2,397	(2,380)
Income taxes recoverable	1,449	(450)	(915)	1,442	(463)	(920)
Deposits and prepaid expenses	6,814	(2,921)	(5,296)	6,809	(2,921)	(5,296)
Merchandise inventories	(36,131)	(32,483)	(11,970)	(36,131)	(32,483)	(11,970)
Accounts payable	15,255	7,130	3,502	15,527	7,720	3,502
Accrued expenses and other	(5,234)	7,358	1,114	(5,302)	7,125	4,325

	(17,482)	(18,969)	(15,945)	(17,290)	(18,625)	(12,739)

Interest paid by Group L.P. for the year ended February 1, 2009 was approximately $34,004,000 (2008 – $42,267,000; 2007 – $47,055,000). Interest paid by Group Holdings L.P. for the year ended February 1, 2009 was approximately $34,004,000 (2008 – $64,622,000; 2007 – $47,055,000).

15	Related party transactions

Included in expenses are management fees of $3,331,000 (2008 – $3,247,000; 2007 – $3,194,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which mainly comprise rent total $9,559,000 for the year ended February 1, 2009 (2008 – $8,522,000; 2007 – $7,550,000).

Included in accounts receivable is nil (2008 – $565,000) receivable from a related party.

Included in accrued expenses and other is $1,500,000 (2008 – $1,500,000) payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

16	Income taxes

Reconciliation of income tax rates

	Dollarama Group L.P.			Dollarama Group Holdings L.P.
	2009 $	2008 $	2007 $	2009 $	2008 $	2007 $
Earnings before income taxes	90,327	77,058	82,036	24,244	89,171	72,220
Portion of above earnings generated by non-taxable entities	89,795	76,328	81,106	23,712	88,441	71,290

Taxable earnings	532	730	930	532	730	930
Combined statutory tax rate	36%	38%	38%	36%	38%	38%

Income taxes at statutory rate	191	277	353	191	277	354
Add: Net impact of non-deductible expense and large corporations tax	27	3	5	50	25	11

Provision for current income taxes	218	280	358	241	302	365

Future income taxes

In computing the taxable income allocated to the partners, the Partnership has claimed capital cost allowance and certain other deductions relating to deferred charges that reduce the income allocation to the partners, thereby deferring to future years portions of income taxes otherwise payable by them.

The net difference between the reported amounts of assets and liabilities and the tax bases relating to the activities carried out by the various limited partnerships in the group is estimated at $186,630,000 as of February 1, 2009 (2008 – $156,120,000; 2007 – $111,290,000).

17	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these consolidated financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States except as follows.

Merchandise inventories

Following the adoption of the new Canadian GAAP standard for inventories (see note 2), the Partnership has opted to also change its accounting policy over merchandise inventories under US GAAP. The change in accounting policy was made to better reflect the total costs included in the supply chain, which involve purchasing in bulk and redistribution of the goods within the store network.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

With the change above, the Partnership has determined that costs directly associated with warehousing and distribution are capitalized as merchandise inventories whereas in all prior years, these costs were treated as period costs. This change in accounting policy has been applied retrospectively as if this accounting policy had always been applied by the Partnership. The following financial statement line items for fiscal years 2008 and 2007 were affected by the change in accounting principle.

Dollarama Group L.P.

Statement of earnings

	2008			2007
	As originally reported $	With change in accounting policy $	Effect of change $	As originally reported $	With change in accounting policy $	Effect of change $
Cost of sales	640,885	639,605	(1,280)	588,469	585,265	(3,204)
Net earnings	76,778	78,058	1,280	81,678	84,882	3,204

Balance sheet

	2008
	As originally reported $	With change in accounting policy $	Effect of change $
Inventories	198,500	213,513	15,013
Total assets	1,197,951	1,212,964	15,013
Partners’ capital	513,150	528,163	15,013

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

Statement of earnings

	2008			2007
	As originally reported $	With change in accounting policy $	Effect of change $	As originally reported $	With change in accounting policy $	Effect of change $
Cost of sales	640,885	639,605	(1,280)	588,469	585,265	(3,204)
Net earnings	88,869	90,149	1,280	71,835	75,039	3,204

	2008
	As originally reported $	With change in accounting policy $	Effect of change $
Inventories	198,500	213,513	15,013
Total assets	1,197,983	1,212,996	15,013
Partners’ capital	331,161	346,174	15,013

As a result of the change in accounting policy described above, the following differences exist between Canadian GAAP and US GAAP as they relate to Dollarama Group L.P. and Dollarama Group Holdings L.P. for the years ended February 3, 2008 and February 4, 2007.

Dollarama Group L.P.

	2009 $	2008 $	2007 $
Net earnings for the year under Canadian GAAP	90,109	76,778	81,678
Merchandise inventories	—	1,280	3,204
Net earnings for the year under US GAAP	90,109	78,058	84,882

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	2009		2008
	Canadian GAAP $	US GAAP $	Canadian GAAP $	US GAAP $
Merchandise inventories	249,644	249,644	198,500	213,513
Total assets	1,362,993	1,362,993	1,197,951	1,212,964
Partners’ capital	684,501	684,501	513,150	528,163

	2009 $	2008 $
Partners’ capital under Canadian GAAP	684,501	513,150
Merchandise inventories	—	15,013
Partners’ capital under US GAAP	684,501	528,163

Dollarama Group Holdings L.P.

	2009 $	2008 $	2007 $
Net earnings for the year under Canadian GAAP	24,003	88,869	71,835
Merchandise inventories	—	1,280	3,204
Net earnings for the year under US GAAP	24,003	90,149	75,039

	2009		2008
	Canadian GAAP $	US GAAP $	Canadian GAAP $	US GAAP $
Merchandise inventories	249,644	249,644	198,500	213,513
Total assets	1,363,041	1,363,041	1,197,983	1,212,996
Partners’ capital	436,470	436,470	331,161	346,174

	2009 $	2008 $
Partners’ capital under Canadian GAAP	436,470	331,161
Merchandise inventories	—	15,013
Partners’ capital under US GAAP	436,470	346,174

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Summary of significant new accounting principles generally accepted in the United States

Accounting pronouncements adopted during the year

Fair value measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2009, the Partnership has elected to partially adopt SFAS No. 157 in accordance with FASB Staff Position No. FAS 157-2 (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

In February 2008, the FASB issued FSP FAS No. 157-1 (“FSP”), which removes leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. The FSP addresses implementation issues affecting leasing transactions, including those associated with the different definitions of fair value in FAS Nos. 13 and 157 and the application of the fair value measurement objective under FAS No. 157 to estimated residual values of leased properties. The FSP was effective upon initial adoption of FAS No. 157 and the Partnership adopted its provisions without significant impact.

In October 2008, the FASB issued FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS No. 157-3 is effective upon issuance. The Partnership considered the guidance provided by this FSP in the preparation of its financial statements.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective February 4, 2008, did not have an impact on the Partnership’s consolidated financial position and results of operations. The Partnership is currently assessing the impact of fully adopting SFAS No. 157 on its future disclosure for non-financial assets and non-financial liabilities.

Fair value option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has decided not to adopt the fair value option for any of its existing financial instruments.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The hierarchy of generally accepted accounting principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“GAAP”) providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Prior to SFAS No. 162, the GAAP hierarchy was set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, and had been criticized for being complex. SFAS No. 162 identified different categories of accounting principles in descending order of authority as being: FASB Statements, FAS Technical Bulletins, AICPA Practice Bulletins and finally Implementation Guides. SFAS No. 162 further indicated that if the listed sources do not address the specific transaction at hand, other accounting literature might be consulted while considering their relevance, specificity, and the general recognition of the issuer as an authority. SFAS No. 162 was effective November 2008 and the Partnership has adopted its provisions prospectively with no impact.

Accounting pronouncements not yet applied

Intangible assets

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP FAS No. 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Partnership does not expect the adoption of this accounting guidance to materially impact its results of operations or financial position.

Derivative instruments and hedging activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Partnership is currently assessing the impact of fully adopting SFAS No. 161 in its first quarter of fiscal year 2010.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Supplemental disclosure to comply with accounting principles generally accepted in the United States

Fair value measurement

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Partnership’s financial assets and financial liabilities measured at fair value on a recurring basis as of February 1, 2009, in accordance with SFAS No. 157, and indicates the fair value hierarchy of the valuation techniques used by the Partnership to determine such fair value.

Dollarama Group L.P.

Fair value measurement at reporting date using:

	February 1, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance sheet classification
Assets
Cash and cash equivalents	66,123	66,123	—	—	Cash and cash equivalents
Accounts receivable	2,998	—	—	2,998	Accounts receivable
Derivative financial instruments	66,598	—	66,598	—	Derivative financial instruments

Liabilities
Accounts payable	38,165	—	—	38,165	Accounts payable
Accrued expenses and other	34,850	—	—	34,850	Accrued expenses and other

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009 and February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

Fair value measurement at reporting date using:

	February 1, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance sheet classification
Assets
Cash and cash equivalents	66,123	66,123	—	—	Cash and cash equivalents
Accounts receivable	2,998	—	—	2,998	Accounts receivable
Derivative financial instruments	66,598	—	66,598	—	Derivative financial instruments

Liabilities
Accounts payable	39,027	—	—	39,027	Accounts payable
Accrued expenses and other	37,760	—	—	37,760	Accrued expenses and other

Fair value measurements of the Partnership’s cash and cash equivalents are classified under Level 1 because such measurements are determined using quoted prices in active markets for identical assets.

Derivative financial instruments include foreign currency and interest rate swap agreements, foreign currency swap agreements, and foreign exchange forward contracts. Fair value measurements of the Partnership’s derivative financial instruments are classified under Level 2 because such measurements are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

Fair value measurements of accounts receivable, accounts payable, and accrued expenses and other are classified under Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

18	Supplemental condensed consolidating financial information

The Notes were issued by the Co-Issuers and are guaranteed by the existing and future subsidiaries of Group L.P. Group L.P. does not have any independent assets or operations, and the guarantees provided by the subsidiaries are full and unconditional as well as joint and several. Group L.P. is subject to restrictions on its ability to distribute earnings to Group Holdings L.P.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 1, 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the United States Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the President and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Canadian generally accepted accounting principles, including a reconciliation to United States generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting, as at February 1, 2009 based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as at February 1, 2009.

The effectiveness of the Partnership’s internal control over financial reporting as of February 1, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and supplementary data.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter ended February 1, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Group L.P. and Holdings are each controlled by their respective general partner, each of which is in turn controlled by our parent, Dollarama Capital Corporation, and ultimately by affiliates of funds managed by Bain. Capital Partners, LLC. The executive officers and directors of the general partner of Group L.P. and Holdings are identical and the following table sets forth information regarding these executive officers and directors.

Name	Age	Position(s)
Larry Rossy	66	Chief Executive Officer and Director
Stéphane Gonthier	42	Chief Operating Officier
Robert Coallier	48	Senior Vice President, Chief Financial Officer and Secretary
Neil Rossy	39	Senior Vice President, Merchandising, and Director
Leonard Assaly	55	Senior Vice President, Information Technology
Gregory David	41	Director
Geoffrey Robillard	50	Senior Vice President, Import division
Matthew Levin	43	Director
Joshua Bekenstein	50	Director
Todd Cook	38	Director
Nicholas Nomicos	46	Director

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

Stéphane Gonthier has been our Chief Operating Officer since September 2007. From 1998 until 2007, Mr. Gonthier was employed in various positions by Alimentation Couche-Tard Inc., a North American convenience store chain, most recently as its senior vice president in charge of four divisions consisting of approximately 2,600 convenience stores in Canada and the United States.

Robert Coallier has been our Chief Financial Officer since August 2005. From 2000 to June, 2005, Mr. Coallier held various positions at the Molson Coors Brewing Company, including its chief financial officer and its global chief business development officer. Prior to joining Molson, from 1996 to 2000, Mr. Coallier was vice president and chief financial officer of C-Mac Industries, Inc., an electronics manufacturer. Mr. Coallier serves as a director of Industrial Alliance and is also a member of their audit committee.

Neil Rossy has been with us since 1992 and is currently our Senior Vice President, Merchandising. He is also a member of our board of directors. Mr. Rossy is responsible for merchandising, overseeing the graphic design staff responsible for creating our house brands, and conducting special projects such as head office/warehouse construction and store fixture design.

Leonard Assaly has been with us since 1973 and is currently our Senior Vice President, Information Technology. Mr. Assaly is responsible for our information technology design. He oversees the development and implementation of retail and replenishment software applications.

Gregory David is a member of our board of directors. He is the Chief Executive Officer of GRI Capital Inc. and has been with the company and its affiliates since 2003. Prior to GRI Capital Inc., Mr. David provided financial and strategic advisory services to private and public companies from 2000 to 2003. Previously, he worked at Claridge Inc. from 1998 to 2000 and at McKinsey and Co. from 1996 to 1998.

Geoffrey Robillard has been the Senior Vice President, Import Division since October 2006 and prior to that was President of Aris Import Inc. a wholly-owned subsidiary from November 2004. From 1973 to November 2004, Mr. Robillard was President of 9148-7264 Québec Inc. (formerly known as Aris Import Inc.), which was at that time a major distributor for imports from overseas. Mr. Robillard became an officer of Aris Import Inc. when we acquired the assets of 9148-7264 Québec Inc. as part of the Acquisition. He is responsible for our import division and manages a team that sources product internationally, evaluates supplier’s offers and samples, and works with our buyers to choose merchandise. He handles pricing negotiations and quality control issues with import suppliers. He also coordinates all import delivery logistics, duties, and customs.

Matthew Levin is a member of our board of directors. He is a managing director at Bain Capital Partners, LLC. Prior to joining Bain Capital Partners, LLC in 1992, Mr. Levin was a consultant at Bain & Company, where he consulted in the consumer products and manufacturing industries. He serves as a director of several corporations, including Bombardier Recreational Products, Unisource, Toys R Us and Michaels Stores.

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

Todd Cook is a member of our board of directors. Mr. Cook is a managing director of Bain Capital Partners, LLC. Prior to becoming a managing director in December 2008, Mr. Cook was a principal of Bain Capital Partners, LLC since 1996. Prior to joining Bain Capital Partners, LLC, Mr. Cook was a consultant at Bain & Company. He also serves as director of Michaels Stores and Dunkin’ Brands.

Nicholas Nomicos is a member of our board of directors. Mr. Nomicos is an operating partner at Bain Capital Partners, LLC. Prior to joining Bain Capital in 1999, Mr. Nomicos held several senior corporate and division management positions at Oak Industries Inc., a publicly traded component manufacturing conglomerate serving the telecommunications and appliance control industries. Previously, Mr. Nomicos was a manager at Bain & Company. He also serves as a director of Bombardier Recreational Products.

Some of the directors and officers are related to each other. Specifically, Larry Rossy is Neil Rossy’s father, and a cousin of Leonard Assaly.

We have a standing Audit Committee. Our board of directors has not identified any member of our audit committee as a financial expert within the meaning of the rules of the Securities Act of 1933, because it is not necessary considering our ownership.

The Board of Directors has not adopted a code of business ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our Board of Directors makes decisions and recommendations regarding salaries, annual bonuses and equity incentive compensation for our executive officers. It is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of the chief executive officer and our other executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this evaluation, our Board of Directors determines and approves the chief executive officer’s and other executive officers’ compensation. Our Board of Directors solicits input from our chief executive officer regarding the performance of the Partnership’s other executive officers. Finally, the Board of Directors also administers our incentive compensation and benefit plans.

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

Although we have no formal policy for a specific allocation between current and long-term compensation, or cash and non-cash compensation, we have established a pay mix for named executive officers with a relatively equal balance of both, providing a competitive set salary with a significant portion of compensation awarded on both company and personal performance.

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

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The Board of Directors assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our long-term, company-wide goals. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary and based on profitability measures.

In fiscal year ended February 1, 2009, our Board of Directors determined the amount of bonus awarded to each of our named executive officers based on its subjective assessment of each executive officer’s individual performance and contributions during the year and the extent and degree to which each named executive officer contributed to our overall performance. In assessing individual performance, the Board of Directors considered the impact of each individual on: (i) sales, (ii) cost of products and (iii) profitability. In addition, the Board of Directors reviewed the special projects each individual participated in during the fiscal year and the degree of achievement of such projects. Mr. Larry Rossy’s employment agreement provides that as Chief Executive Officer, he is entitled to a target bonus of up to 200% of his base salary. Pursuant to their employment agreements, the other named executives are entitled to target bonuses of between 50% and 100% of base salary. The amounts of target bonuses included in the employment agreements with our named executive officers were set to reflect the amount of managerial responsibility of each such executive. Based on the Board’s assessment, for the fiscal year ended February 1, 2009, Mr. Larry Rossy was eligible to receive a target bonus of 200.00% of his base salary. The other named executives were eligible to receive a target bonus varying from 50% to 100% of their respective base salaries.

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward executive officers for their sustained contributions to the Partnership. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. The Board of Directors believes that incentive stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. Our management option plan allows us the opportunity to grant options to purchase shares of certain classes of common and preferred equity securities of our parent. The Board of Directors does not award options according to a prescribed formula or target. Instead, we take into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation.

Termination Based Compensation

Severance and acceleration of vesting of equity-based awards. For payments due to our executive officers upon a change in control, and the acceleration of vesting of equity-based awards in the event of a change of control under our option plan, please see “Employment Arrangements and Agreements” below.

Compensation of Named Executive Officers

Summary Compensation Table for Fiscal Year 2009

The following table provides information concerning the compensation of our chief executive officer, chief operating officer, chief financial officer and the three other most highly compensated executive officers of the Partnership during fiscal years 2009 and 2008. We refer to such officers throughout this report as our named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Option Awards(1) ($) (d)	Non-equity Incentive Plan Compensation (4) (5) ($) (c)	All Other Compensation ($) (f)		Total ($) (g)
Larry Rossy, Chief Executive Officer and Director	2009	$300,000		$—	$600,000	$14,227	(2)	$914,227
	2008	$300,000		$—	$720,000	$11,107	(2)	$1,031,107
Stéphane Gonthier, Chief Operating Officer	2009	$311,000		$247,776	$105,000	$6,214	(2)	$669,990
	2008	$135,000	(3)	$247,776	$—	$1,000	(2)	$383,776	(3)
Robert Coallier, Senior Vice President, Chief Financial Officer and Secretary	2009	$375,000		$117,660	$300,000	$9,577	(2)	$802,237
	2008	$375,000		$117,660	$262,500	$9,072	(2)	$764,232
Geoffrey Robillard, President, Senior Vice President Import Division	2009	$2,000,000		$127,484	$1,000,000	$3,000	(2)	$3,130,484
	2008	$2,000,000		$127,484	$1,200,000	$3,500	(2)	$3,330,984
Neil Rossy, Senior Vice President, Merchandising	2009	$250,000		$63,742	$300,000	$9,818	(2)	$623,560
	2008	$250,000		$63,742	$300,000	$10,768	(2)	$624,510
Leonard Assaly, Senior Vice President, Information Technology	2009	$250,000		$—	$250,000	$6,310	(2)	$506,310
	2008	$250,000		$—	$300,000	$5,903	(2)	$555,903

(1)	All stock option awards in 2009 and 2008 were granted under the Partnership’s Equity Incentive Plan. The amounts shown here represent compensation expense incurred by us in 2009 and 2008 in connection with those options, calculated in accordance with SFAS 123(R). For information on the valuation assumptions with respect to these awards, refer to note 11 of the Partnership’s financial statements for the year ended February 1, 2009, as filed with the SEC.

(2)	All other compensation is composed of season tickets and/or gas, car insurance and/or pension plan contributions of $3,000.

(3)	Mr. Gonthier joined on September 2, 2007; therefore, his compensation has been pro-rated.

(4)	Bonus amounts presented are based on the previous year performance.

(5)	Bonus amounts to be awarded for fiscal year 2009 to our named executive officers under the Partnership’s non-equity incentive plan have not been calculated as of the date of this Form 10-K. The Partnership expects to determine the bonus amounts by mid-May.

Grant of Plan-Based Award During Fiscal Year-End 2009

The following table shows target non-equity incentive plan awards for the last completed fiscal year to each of the executive officers named in the Summary Compensation Table. There were no other options granted to other named executives.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying Options: (#) (d)		Exercise or Base Price of Option Awards ($/SH) (e)		Grant Date Fair Value of Option Awards ($) (f)
Name (a)	Fiscal Year		Grant Date (b)	Target ($) (c)	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Larry Rossy	2009			600,000
	2008			600,000
Stéphane Gonthier	2009			325,000
	2008	(1)	Sept. 2, 2007	135,000	424,122	1,210,920	8.41	1.34	2,662,072
Robert Coallier	2009			375,000
	2008			375,000
Geoffrey Robillard	2009			1,000,000
	2008			1,000,000
Neil Rossy	2009			250,000
	2008			250,000
Leonard Assaly	2009			250,000
	2008			250,000

(1)	Bonus plan award target for 2009 has been pro-rated.

In addition, at the date of his employment, Stéphane Gonthier acquired 163,403 class B common shares at a price of $8.41 per share and 466,538 class B preferred shares at a price of $1.34 per share for a total consideration of $2,000,000.00.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table shows grants of stock options outstanding on February 1, 2009, the last day of our fiscal year, to each of the executive officers named in the Summary Compensation Table. Our Board of Directors has not formalized any procedures regarding grants of stock options.

Outstanding Equity Awards at February 1, 2009 Fiscal Year-End

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d) (3)	Option Exercise Price ($) (e)(4)	Option Expiration Date (f)
Larry Rossy	—		—		—	—	—
Stéphane Gonthier	28,275	(1)	113,099	(1)	—	$8.41	9/02/2017
	80,728	(2)	322,912	(2)	—	$1.34	9/02/2017
					282,748	$8.41	9/02/2017
					714,372	$1.34	9/02/2017
Robert Coallier	106,031	(1)	70,687		—	$1.00	8/15/2015
	302,699	(2)	201,799		—	$0.70	8/15/2015
	—		—		353,436	$1.00	8/15/2015
	—		—		1,008,996	$0.70	8/15/2015
Geoffrey Robillard	226,199	(1)	56,550		—	$1.00	11/18/2014
	645,757	(2)	161,439			$0.70	11/18/2014
	—		—		565,498	$1.00	11/18/2014
	—		—		1,614,392	$0.70	11/18/2014
Neil Rossy	113,099	(1)	28,275		—	$1.00	11/18/2014
	322,878	(2)	80,720		—	$0.70	11/18/2014
	—		—		282,748	$1.00	11/18/2014
	—		—		807,196	$0.70	11/18/2014
Leonard Assaly	—		—		—

(1)	Class B common options with time-based vesting, which were exercisable as of the 2009 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010. The vesting dates for Stéphane Gonthier are 9/02/2008, 9/02/2009, 9/02/2010, 9/02/2011, and 9/02/2012.

(2)	Class B preferred options with time-based vesting, which were exercisable as of the 2008 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010. The vesting dates for Stéphane Gonthier are 9/02/2008, 9/02/2009, 9/02/2010, 9/02/2011, and 9/02/2012.

(3)	Includes both Class B common and Class B preferred options with performance-based vesting, which vest in equal installments over a five year period, and which become exercisable only upon the satisfaction of certain performance criteria and the occurrence of a change of control transaction or an initial public offering. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010. The vesting dates for Stéphane Gonthier are 9/02/2008, 9/02/2009, 9/02/2010, 9/02/2011, and 9/02/2012.

(4)	The exercise price was equal to the fair market value at the time of the grant.

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

Options Exercised and Stock Vested for Fiscal Year 2009

In fiscal year 2009, none of our named executive officers exercised any options.

Employment Arrangements and Agreements

Agreements with Named Executive Officers

As of July 27, 2007, Alan Rossy has resigned as Senior Vice President, Store Operations. Group L.P. and Mr. A. Rossy have mutually agreed that Mr. A. Rossy is resigning from Dollarama for a justifiable reason, namely his health condition, which prevents him from performing his duties in the normal course of business Mr. A. Rossy agreed to fully release and discharge of Group L.P., and Group L.P. has agreed to fully release and discharge Mr. A. Rossy. Mr. A. Rossy acknowledged that due to his resignation for a justifiable reason, he was not entitled to any payment under the terms and conditions of his employment agreement.

Each of the chief executive officers and five most highly compensated executive officers of Dollarama L.P. have entered into executive employment agreements with Dollarama L.P., our wholly-owned subsidiary. Except for Mr. Coallier, each of the executive employment agreements is for a term of five years from the date of the agreement (October 4, 2004, in the case of Messrs. Larry Rossy, Neil Rossy and Leonard Assaly, and November 18, 2004, in the case of Mr. Geoffrey Robillard). The executive employment agreement for Mr. Coallier, dated August 15, 2005, is for an indefinite term. Mr. Gonthier’s executive employment agreement is for a term of five years from September 2, 2007.

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

Name	Payments Due in Connection with a Termination of Employment without Cause or for Constructive Termination (1)	Payments Due in Connection with a Change of Control Without Termination of Employment (2)	Payments Due in Connection with a Change of Control Without Termination of Employment (3)	Payments Due in Connection with a Change of Control With Termination of Employment(1)(3)(4)
Larry Rossy	$1,200,000	—	—	—
Stéphane Gonthier	$1,236,184	$522,367	$783,551	—
Robert Coallier	$2,466,837	$2,683,675	$4,025,512	$7,834,176
Geoffrey Robillard	$6,862,581	$5,725,162	$8,587,742	—
Neil Rossy	$2,181,285	$2,862,570	$4,293,855	—
Leonard Assaly	$750,000	—	—	—

(1)	Assumes the bonus amount is the named executive officers’ target bonus amount.

(2)	Assumes the first threshold of internal rate of return on the performance contingent equity is met.

(3)	Assumes the maximum internal rate of return on the performance contingent equity is met.

(4)	Assumes that an initial underwritten public offering of common shares of our parent has occurred and its current securityholders do not in the aggregate own securities representing more than 50% of its voting or economic power, and representatives of our parent’s current securityholders do not represent the majority of the directors on its board of directors.

Director Compensation

The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

Dollarama Capital Corporation, the parent of Holdings and Group L.P., owns all of the outstanding shares of the general partner of Dollarama Group Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Group Holdings L.P., which in turn owns all of the outstanding shares of the general partner of Dollarama Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Holdings L.P., which owns all of the outstanding shares of the general partner of Dollarama Group L.P. and, together with such general partner, owns all of the partnership units of Dollarama Group L.P. Our parent’s authorized share capital consists of an unlimited number of common shares, an unlimited number of class A common shares, an unlimited number of class B common shares, an unlimited number of class A preferred shares, an unlimited number of class B preferred shares, and an unlimited number of class C preferred shares, all without par value. The table below sets forth information as of February 3, 2008 about the number of shares of our parent’s stock beneficially owned and the percentage of stock beneficially owned by (i) each person known to us to be the beneficial owner of more than 5% of our parent’s stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group.

Common Shares; Class A Common Shares and Class B Common Shares. Each common share, class A common share and class B common share entitles the holder thereof to one vote at any meeting of shareholders. The holders of common shares, class A common shares and class B common shares are entitled to receive dividends as and when declared by the board of directors of our parent and subject to the rights attaching to the class A preferred shares, the class B preferred shares and the class C preferred shares, on liquidation, are entitled to receive the remaining assets of parent.

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

Class C Preferred Shares. The class C preferred shares do not carry voting rights and holders of the class C preferred shares are not entitled to receive any dividends. On liquidation, the holders of class C preferred shares are entitled to receive, in priority to any payment or distribution in respect of the common shares, class A common shares, class B common shares, class A preferred shares and class B preferred shares, an amount per share equal to the class C redemption price as of such date calculated in accordance with the articles of parent. In addition, in certain circumstances specified in the articles of parent, one or more holder or holders of class C preferred shares holding a majority of the class C preferred shares then issued and outstanding, subject to Dollarama Investment II L.P.’s overriding call right, is or are entitled to require parent to retract all of the then issued and outstanding class C preferred shares for an aggregate amount payable in cash equal to the class C redemption price as of such time, determined in accordance with the articles of parent.

	Common Shares				Preferred Shares
Beneficial owner	Class A	Percentage Ownership Interest Class A Common Shares	Class B	Percentage Ownership Interest Class B Common Shares	Class A Preferred Shares	Percentage Ownership Interest Class A Preferred Shares	Class B Preferred Shares	Percentage Ownership Interest Class B Shares	Class C Preferred Shares	Percentage Ownership Interest Class C Shares
Holders affiliated with Bain Capital Partners (1)	33,929,931	100%	—		18,244,639	100%	—	—	—	—
Holder affiliated with Larry and Neil Rossy (2)	—	—	6,785,829	74.4%	—	—	19,371,699	74.4%	44,441,006	80%
Holder affiliated with Leonard Assaly (3)	—	—	1,259,182	13.8%	—	—	3,594,622	13.8%	8,246,495	14.8%
Holder affiliated with Leonard Assaly (4)	—	—	437,472	4.8%	—	—	1,248,867	4.8%	2,865,050	5.2%
Larry Rossy (5)	—	—	6,785,829	74.4%	—	—	19,371,699	74.4%	44,441,006	80%
Robert Coallier (6)	—	—	106,031	1.2%	—	—	302,699	1.2%	—	—
Neil Rossy (7)	—	—	6,898,928	75.6%	—	—	19,694,577	75.6%	44,441,006	80%
Leonard Assaly (8)	—	—	1,696,654	18.6%	—	—	4,843,489	18.6%	11,111,545	20%
Gregory David	—	—	—	—	—	—	—	—	—	—
Geoffrey Robillard (6)	—	—	226,199	2.5%	—	—	645,757	2.5%	—	—
Stéphane Gonthier (9)	—	—	191,678	2.1%	—	—	547,266	2.1%	—	—
Matthew Levin (10)	—	—	—	—	—	—	—	—	—	—
Joshua Bekenstein (11)	—	—	—	—	—	—	—	—	—	—
Todd Cook (12)	—	—	—	—	—	—	—	—	—	—
Nicholas Nomicos (13)	—	—	—	—	—	—	—	—	—	—
All directors and executive officers as a group (14)	33,929,931	100%	9,119,490	100%	18,244,639	100%	26,033,788	100%	55,552,551	100%

*	Represents less than 1%.

(1)	Represents class A common shares held directly by Dollarama Investment ULC and class A preferred shares held directly by Dollarama Investment II L.P. Both entities are beneficially owned by investment funds affiliated with Bain Capital Partners. Investment and voting decisions at Bain Capital Partners are made jointly by three or more individuals and therefore no individual member of Bain Capital Partners is the beneficial owner of the securities, except with respect to the shares in which such member holds a pecuniary interest. Each of Mr. Levin, Mr. Bekenstein, and Mr. Cook is a managing director of Bain Capital Partners entitled to participate in investment and voting decisions and therefore may be deemed to share voting and dispositive power with respect to the shares held by Bain Capital Partners. Mr. Levin, Mr. Bekenstein, and Mr. Cook each disclaim any beneficial ownership of any such shares, except to the extent of his pecuniary interest therein. The address for each entity is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(2)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by 4411145 Canada Inc. Such entity is beneficially owned by Larry Rossy, Neil Rossy, and other members of the Rossy family. Ultimate voting control in 4411145 Canada Inc., is held by Larry Rossy.

(3)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by 9086-6666 Quebec Inc. Such entity is beneficially owned by Leonard Assaly and Alan Rossy. Voting control is shared 50/50 between Leonard Assaly and Alan Rossy.

(4)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by 3339408 Canada Inc. Such entity is beneficially owned by Leonard Assaly and Alan Rossy. Voting control is shared 50/50 between Leonard Assaly and Alan Rossy.

(5)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by 4411145 Canada Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns 4411145 Canada Inc. Ultimate voting control in 4411145 Canada Inc., is held by Larry Rossy.

(6)	Represents class B common shares and class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days.

(7)	Includes 6,785,829 class B common shares, 19,371,699 class B preferred shares and 44,441,007 class C preferred shares held directly by 4411145 Canada Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns 4411145 Canada Inc. Also includes 113,099 class B common shares and 242,159 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Ultimate voting control in 4411145 Canada Inc., is held by Larry Rossy.

(8)	Represents class B common shares, class B preferred shares and class C preferred held directly by 9086-6666 Quebec Inc., and 3339408 Canada Inc. Mr. Assaly, together with other members of the family beneficially owns 9086-6666 Quebec Inc., and 3339408 Canada Inc. Voting control in 9086-6666 Quebec Inc., and 3339408 Canada Inc. is shared 50/50 between Leonard Assaly and Alan Rossy.

(9)	Represents 163,403 class B common shares and 466,538 class B preferred shares held by Stéphane Gonthier plus the class B common shares and class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days.

(10)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Levin is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(11)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Bekenstein is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(12)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Cook is a managing director at Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(13)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Nomicos is an operating partner of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(14)	Includes 325,160 class B common shares and 928,276 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Also includes 8,482,483 class B common shares and 24,215,188 class B preferred shares and 55,552,551 class C preferred shares held directly by 4411145 Canada Inc., 9086-6666 Quebec Inc., and 3339408 Canada Inc.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The board of directors reviews and approves transactions between the Partnership on the one hand and a related party, such as our directors, officers, holders of more than five percent of our voting securities and their affiliates, the immediate family members of any of the foregoing persons and any other persons whom the board determined may be considered a related party, on the other hand. Prior to board consideration of a transaction with a related party, the material facts as to the related party’s relationship or interest in the transaction are disclosed to the board, and the transaction is not considered approved by the board unless a majority of the directors who are not interested in the transaction approve the transaction. We believe each of the transactions set forth below were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

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

Subject to the approval of the disinterested directors of our parent, we will pay to it an additional fee of up to 1% of the gross transaction value for advisory services it provides in connection with any financing, acquisition, or disposition transaction involving our parent or any of its subsidiaries. The indenture governing the existing 8.875% senior subordinated notes and the indenture governing the senior floating rate deferred interest notes permit us to amend the management agreement to pay a “termination fee” to Bain Capital Partners, LLC of up to $7.5 million. For fiscal year 2009 we incurred management fees of $3.3 million, pursuant to such arrangements.

Securityholders Agreement

In connection with the Acquisition, our parent entered into a securityholders agreement, with an affiliate of funds managed by Bain Capital Partners, LLC, the sellers and Larry Rossy, Neil Rossy, Alan Rossy, and Leonard Assaly. Such securityholders agreement was amended and restated on December 20, 2006. In September 2007, Stéphane Gonthier became a party to this agreement.

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

Our debt agreements currently permit our subsidiaries to distribute cash to our parent to pay interest on the outstanding junior subordinated notes. Pursuant to a continuing investor subscription agreement, also entered into as part of the Acquisition among our parent and an affiliate of funds managed by Bain Capital Partners, LLC, such affiliate agreed to use, or cause one or more of its subsidiaries to use, the amount of the interest paid on the then currently outstanding junior subordinated notes net of the aggregate amount of taxes attributable directly or indirectly to such interest to purchase additional junior subordinated notes and equity securities of our parent, in each case, in proportion to the aggregate notes and equity then outstanding. If the cash required to pay the interest on the junior subordinated notes is distributed by our subsidiaries to our parent, the proceeds of such reinvestment are then reinvested by our parent in additional partnership units in Holdings, which reinvests such proceeds in additional partnership units of Dollarama Holdings L.P., which in turn reinvests such proceeds in additional partnership units of Group L.P.

As part of the 2005 Refinancing, a cash distribution was made to our parent, Dollarama Capital Corporation, which used the cash to repay in full the principal amount and accrued interest of the senior subordinated notes. The indenture governing the existing 8.875% senior subordinated note permitted this distribution of cash to Dollarama Capital Corporation to prepay the senior subordinated note and allows us to continue to distribute cash to Dollarama Capital Corporation in accordance with the foregoing procedure with respect to the outstanding junior subordinated note.

Real Property Leases

We currently lease 18 stores and our five warehousing and distribution facilities directly or indirectly from members of the Rossy family, pursuant to long-term lease agreements. Rental expenses associated with these related-party leases for fiscal year 2009 were approximately $9.6 million.

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

Our Principal Accounting Firm

PricewaterhouseCoopers LLP has audited our consolidated financial statements for the fiscal years 2009 and 2008.

Independent Auditor Fees

The table below shows the aggregate fees billed by our principal accountant for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended February 1, 2009 and February 3, 2008; and the review of our unaudited quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters (our initial Form 10-Q filing was for the second quarter ending July 31, 2006), as well as fees paid to our principal accountant for audit-related work, tax compliance, tax planning and other consulting services:

	Fiscal 2009	Fiscal 2008
Audit fees(1)	$500,000	$433,000
Tax fees(2)	$68,000	$158,000
All other fees(3)	$108,000	$472,000

Total fees	$676,000	$1,063,000

(1)	Audit fees represent fees for the audit of the Partnership’s annual financial statements included in the Form 10-K and review of financial statements included in the Partnership’s quarterly reports on Form 10-Q

(2)	Fees include professional tax compliance & tax planning services paid to PricewaterhouseCoopers LLP.

(3)	In connection providing assistance with our internal controls, fiscal 2009 fees include $108,000 to PricewaterhouseCoopers LLP. Fiscal 2008 fees include $472,000 to PricewaterhouseCoopers LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors’

on the

Condensed Financial Information

To the Partners

of Dollarama Group Holdings L.P.

Our audits of the consolidated financial statements and of effectiveness of internal control over financial reporting referred to in our report dated April 16, 2009 appearing in the 2009 Annual Report on Form 10-K of Dollarama Group Holdings L.P. also included an audit of the condensed financial information included in Item 15 of this Form 10-K. In our opinion, the condensed financial information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in note 2 to the consolidated financial statements, effective February 4, 2008, the Partnership changed its method of accounting for merchandise inventories.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montréal, Canada

April 16, 2009

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information

Dollarama Group Holdings L.P.

Balance Sheet

(expressed in thousands of Canadian dollars)

	As of February 1, 2009 $	As of February 3, 2008 $
Assets
Current assets
Cash and cash equivalents	18	14
Income taxes recoverable	25	18
Deposits and prepaid expenses	5	0

	48	32
Investment in subsidiaries	668,438	513,150

	668,486	513,182

Liabilities
Current liabilities
Accounts payable	862	590
Accrued interest	2,910	2,978

	3,772	3,568
Long-term debt, net of financing costs (note 2)	244,367	178,453

	248,139	182,021

Commitments, contingencies and guarantee
Partners’ Capital
General partner	374	374
Limited partner	161,725	163,158
Contributed surplus	3,390	2,649
Retained earnings	211,520	172,504
Accumulated other comprehensive income (loss)	59,461	(7,524)

	436,470	331,161

	668,486	513,182

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information (Continued)

Dollarama Group Holdings L.P.

Statement of Partners’ Capital

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings (deficit) $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the period	—	—	—	71,385	—	71,385
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	71,385	12,812	84,647

Stock-based compensation	—	—	537	—	—	537
Capital distributions	—	(227,773)	—	—	—	(227,773)

Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the period	—	—	—	88,869	—	88,869
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(14,306)	(14,306)

Total comprehensive income	—	—	—	88,869	(14,306)	74,563

Stock-based compensation	—	—	1,312	—	—	1,312
Capital distributions	—	(3,945)	—	—	—	(3,945)

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161

Transition adjustment on adoption of inventory standard	—	—	—	15,013	—	15,013

Balance – February 3, 2008 – Adjusted	374	163,158	2,649	187,517	(7,524)	346,174

Other comprehensive income
Net earnings for the period	—	—	—	24,003	—	24,003
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	66,985	66,985

Total comprehensive income	—	—	—	24,003	66,985	90,988

Stock-based compensation	—	—	741	—	—	741
Capital distributions	—	(1,433)	—	—	—	(1,433)

Balance – February 1, 2009	374	161,725	3,390	211,520	59,461	436,470

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information (Continued)

Dollarama Group Holdings L.P.

Statement of Earnings

(expressed in thousands of Canadian dollars)

	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $
General, administrative and store operating expenses	26	2	5

	26	2	5

Operating loss
Amortization of financing costs	1,616	2,065	278
Interest expense	19,261	22,414	3,306
Foreign exchange loss (gain) on long-term debt and financing costs	45,180	(36,594)	6,247
Earnings of subsidiaries	(90,109)	(76,778)	(81,678)

Earnings before income taxes	24,026	88,891	71,842
Provision for current income taxes	23	22	7

Net earnings for the period	24,003	88,869	71,835

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Statement of Cash Flows

(expressed in thousands of Canadian dollars)

	For the year ended February 1, 2009 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $
Operating activities
Net earnings for the period	24,003	88,869	71,835
Adjustments for
Amortization of financing costs	1,616	2,065	278
Foreign exchange loss (gain) on long-term debt and financing costs	43,746	(36,351)	6,247
Capitalized interest on long-term debt	20,760
Earnings of subsidiaries	(90,109)	(76,778)	(81,678)
Distributions received from subsidiaries	1,437	41,918	5,563

	1,453	19,723	2,245
Change in non-cash working capital components	192	344	3,206

	1,645	20,067	5,451

Financing activities
Repayment of long-term debt		(15,610)	—
Financing costs	(208)	(506)	(8,290)
Proceeds on long-term debt	—	—	230,620
Capital distributions	(1,433)	(3,945)	(227,773)

	(1,641)	(20,061)	(5,443)

Increase in cash and cash equivalents	4	6	8
Cash and cash equivalents – Beginning of period	14	8	—

Cash and cash equivalents – End of period	18	14	8

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information (Continued)

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1. Basis of presentation

Dollarama Group Holdings LP (the “Partnership”) was created on December 8, 2006. Pursuant to various agreements also dated December 8, 2006 (the “Agreements”), all partnership units of Dollarama Holdings L.P. (“Holdings L.P.”) which were held by Dollarama Capital Corporation were ultimately exchanged for partnership units of the new Dollarama Group Holdings L.P. Group Holdings L.P., together with its direct subsidiary Dollarama Holdings GP Inc., have no operations and hold no assets other than 100% of the outstanding units of Holdings L.P. who in turn, together with its direct subsidiary Dollarama Group GP Inc. hold 100% of the outstanding units of Dollarama Group LP (“Group L.P.”) . The Partnership conducts all of its business through Group L.P. and its subsidiaries. All of these transactions were completed without any cash movement. The investments in subsidiaries are accounted for using the equity method.

The condensed financial information has been prepared using the continuity of interest method of accounting. Accordingly, the condensed financial information of the Partnership on the date of the Agreements was in all material respects the same as though it had always been the parent of Group L.P. The condensed financial information as at February 1, 2009 reflects the financial position of the Partnership and its results of operations and cash flows for the period from December 8, 2006, the date of the creation of the Partnership, to February 1, 2009. Financial information for the period from February 1, 2006 to December 8, 2006 and for the year ended January 31, 2006 reflects the Partnership’s share in the earnings of Group L.P. and its subsidiaries.

Group L.P. was formed on November 11, 2004 for the purpose of acquiring the DOLLARAMA retail stores. The Partnership operates discount variety retail stores in Canada that sell all items for $2 or less. As at February 1, 2009, the retail operations are carried on in every Canadian province. The retail operations’ corporate headquarters, distribution centre and warehouses are located in Montréal, Canada.

The condensed financial information is based upon accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of the Partnership. The condensed financial information do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent annual consolidated financial statements.

In the opinion of management of Dollarama Group Holdings ULC, acting in its capacity as General Partner of the Partnership, the condensed financial information reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of the Partnership in accordance with Canadian GAAP. The results reported in the condensed financial information are not necessarily indicative of the results that may be expected for the entire year.

2. Long-term debt

Long-term debt outstanding consists of the following:

	February 1, 2009 $	February 3, 2008 $
Senior subordinated deferred interest notes (2009 – US$203,449,000; 2008 – US$185,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	249,530	183,890
Less: Financing cost	(5,163)	(5,437)

	244,367	178,453

3. Contractual Obligations

The following tables summarize the Partnership’s material contractual obligations as of February 1, 2009, including off-balance sheet arrangements and the commitments (in millions):

Contractual obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Long-term borrowings:
Notes (including interest)	342.2	21.9	23.6	23.6	273.1	—	—

Total obligations	$342.2	$21.9	$23.6	$23.6	$273.1	$—	—

Exhibit Number	Description

3.1(a)	Limited Partnership Agreement of Dollarama Group Holdings L.P.‡

3.2(a)	Memorandum of Association of Dollarama Group Holdings Corporation.‡

3.2(b)	Articles of Association of Dollarama Group Holdings Corporation.‡

4.1	Indenture governing Senior Floating Rate Deferred Interest Notes due 2012 among Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation as Co-Issuers and U.S. Bank National Association, dated December 20, 2006.‡

4.2	Form of Senior Floating Rate Deferred Interest Notes due 2012 (included in Exhibit 4.1).‡

4.3	Registration Rights Agreement, dated as of December 20, 2006, by and among Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation as Co-Issuers, Citigroup Global Markets, Inc., J.P. Morgan Securities, Inc., and RBC Capital Markets Corporation.‡

4.4	Indenture governing 8.875% Senior Subordinated Notes due 2012 among Dollarama Group L.P. and Dollarama Corporation as Co-Issuers, the Guarantors named therein and U.S. Bank National Association, dated August 12, 2005.*

10.1	Dollarama Capital Corporation Management Option Plan.*

10.2	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Larry Rossy.*

10.3	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Neil Rossy.*

10.4	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Alan Rossy.*

10.5	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Leonard Assaly.*

10.6	Employment Agreement, dated November 18, 2004, between Dollarama L.P. and Geoffrey Robillard.*

10.7	Employment Agreement, dated August 15, 2005, between Dollarama L.P. and Robert Coallier.*

10.8	Management Agreement, dated November 18, 2004, with Bain Capital Partners.*

10.9	Credit Agreement, dated as of November 18, 2004, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders from time to time party thereto, Royal Bank of Canada, Citibank Canada, The Bank of Nova Scotia, and JP Morgan Chase Bank, Citigroup Global Markets, Inc., RBC Capital Markets, and J.P. Morgan Securities Inc.*

10.10	Amendment No. 1 to the Credit Agreement, dated December 20, 2004, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders named therein, and the Administrative Agent (as defined therein).*

10.11	Amendment No. 2 to the Credit Agreement, dated August 12, 2005, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders named therein, the Additional Term B Lenders, and the Administrative Agent (as defined therein).*

10.12	Amendment No. 3 to the Credit Agreement, dated May 25, 2006, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the Required Lenders (as defined therein), the Replacement Term B Lenders (as defined therein), the Administrative Agent (as defined therein) and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.*

10.13	Amendment No. 4 to the Credit Agreement, dated June 15, 2007, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders named therein, and the Administrative Agent (as defined therein).‡

10.14	Employment Agreement, dated August 27, 2007, between Dollarama L.P. and Stéphane Gonthier.**

12.1	Statement of Ratio of Earnings to fixed charges.

18.1	Letter regarding change in accounting principles.

21.1	Subsidiaries of Dollarama Capital Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

‡	Filed as an exhibit to the S-4 filed by Dollarama Group Holdings L.P. and Dollarama Corporation on June 1, 2007, and incorporated by reference herein.

*	Filed as an exhibit to the S-4 filed by Dollarama Group L.P. and Dollarama Corporation on May 30, 2006, and incorporated herein by reference.

**	Filed as an exhibit to the Quarterly Report on Form 10-Q filed by Dollarama Group L.P. on December 19, 2007, and incorporated herein by reference.

***	Filed as an exhibit to the Current Report on Form 8-K/A filed by Dollarama Group L.P. on February 5, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group L.P.

	By:	Dollarama Group GP Inc., its general partner

Dollarama Group Holdings L.P.

	By:	Dollarama Group Holdings GP ULC its general partner

Dated: April 17, 2009	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer, and Director

Dated: April 17, 2009	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer and Secretary

Dated: April 17, 2009	By:	/s/ Neil Rossy
	Name:	Neil Rossy
	Title:	Senior Vice President, Merchandising, and Director

Dated: April 17, 2009	By:	/s/ Gregory David
	Name:	Gregory David
	Title:	Director

Dated: April 17, 2009	By:	/s/ Matthew Levin
	Name:	Matthew Levin
	Title:	Director

Dated: April 17, 2009	By:	/s/ Joshua Bekenstein
	Name:	Joshua Bekenstein
	Title:	Director

Dated: April 17, 2009	By:	/s/ Todd Cook
	Name:	Todd Cook
	Title:	Director

Dated: April 17, 2009	By:	/s/ Nicholas Nomicos
	Name:	Nicholas Nomicos
	Title:	Director