Form 10-Q
period 2009-05-03
Dollarama Group L.P.; Dollarama Group Holdings L.P.
filed 2009-06-12
CIK 1363456, 1401140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-134550 and 333-143444

Dollarama Group L.P.

Dollarama Group Holdings L.P.

(Exact name of registrants as specified in their charters)

Quebec, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5805 Royalmount Avenue, Montreal	H4P 0A1
(Address of principal executive offices)	(Postal Code)

(514) 737-1006

(Registrants’ telephone number, including area code)

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☐	Accelerated filers	☐

Non-accelerated filers	☒ (Do not check if a smaller reporting company)	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Dollarama Group L.P. and Dollarama Group Holdings L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Dollarama Group Holdings L.P. and any reference to “Group L.P.” refers to Dollarama Group L.P., the wholly-owned subsidiary of Holdings. The “Partnership”, “we”, “us”, and “our” refer to Dollarama Group L.P., together with Dollarama Group Holdings L.P. and its consolidated subsidiaries.

DOLLARAMA GROUP L.P.

DOLLARAMA GROUP HOLDINGS L.P.

FORM 10-Q

This combined Form 10-Q is separately filed by Dollarama Group L.P. and Dollarama Group Holdings L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	As of May 3, 2009 $	As of February 1, 2009 $	As of May 3, 2009 $	As of February 1 , 2009 $
	(unaudited)		(unaudited)
Assets

Current assets
Cash and cash equivalents	66,729	66,123	66,751	66,141
Accounts receivable	2,349	2,998	2,349	2,998
Income taxes recoverable	214	55	259	80
Deposits and prepaid expenses	15,915	4,705	15,918	4,710
Merchandise inventories	252,514	249,644	252,514	249,644
Derivative financial instruments (note 5)	14,752	33,175	14,752	33,175

	352,473	356,700	352,543	356,748

Property and equipment	131,861	129,878	131,861	129,878
Goodwill	727,782	727,782	727,782	727,782
Other intangible assets	114,664	115,210	114,664	115,210
Derivative financial instruments (note 5)	13,760	33,423	13,760	33,423

	1,340,540	1,362,993	1,340,610	1,363,041

Liabilities
Current liabilities
Accounts payable	35,108	38,165	35,989	39,027
Accrued expenses and other	45,375	34,850	53,417	37,760
Derivative financial instruments (note 5)	10,633	—	10,633	—
Current portion of long-term debt (note 3)	7,696	15,302	7,696	15,302

	98,812	88,317	107,735	92,089

Long-term debt (note 3)	544,931	562,017	781,403	806,384

Other liabilities	28,907	28,098	28,907	28,098

	672,650	678,432	918,045	926,571

Commitments and contingencies (note 4)

Partners’ Capital
General partner	374	374	374	374
Limited partner	343,468	345,958	159,239	161,725
Contributed surplus	3,751	3,390	3,751	3,390
Retained earnings	293,489	275,378	232,393	211,520
Accumulated other comprehensive income	26,808	59,461	26,808	59,461

	667,890	684,561	422,565	436,470

	1,340,540	1,362,993	1,340,610	1,363,041

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 3, 2008	374	347,395	2,649	185,269	(7,524)	528,163

Other comprehensive income
Net earnings for the period	—	—	—	9,632	—	9,632
Unrealized gain on derivative financial instruments, net of reclassification adjustment	—	—	—	—	8,999	8,999

Total comprehensive income	—	—	—	9,632	8,999	18,631

Stock-based compensation (note 6)	—	—	222	—	—	222
Capital distributions	—	(892)	—	—	—	(892)

Balance – May 4, 2008	374	346,503	2,871	194,901	1,475	546,124

Balance – February 1, 2009	374	345,958	3,390	275,378	59,461	684,561

Other comprehensive loss
Net earnings for the period	—	—	—	18,111	—	18,111
Unrealized loss on derivative financial instruments, net of reclassification adjustment	—	—	—	—	(32,653)	(32,653)

Total comprehensive loss	—	—	—	18,111	(32,653)	(14,542)

Stock-based compensation (note 6)	—	—	361	—	—	361
Capital distributions	—	(2,490)	—	—	—	(2,490)

Balance – May 3, 2009	374	343,468	3,751	293,489	26,808	667,890

The sum of retained earnings and accumulated other comprehensive income amounted to $320,297 as of May 3, 2009 (February 1, 2009 – $334,839).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 3, 2008	374	163,158	2,649	187,517	(7,524)	346,174

Other comprehensive income
Net loss for the period	—	—	—	(549)	—	(549)
Unrealized gain on derivative financial instruments, net of reclassification adjustment	—	—	—	—	8,999	8,999

Total comprehensive income	—	—	—	(549)	8,999	8,450

Stock-based compensation (note 6)	—	—	222	—	—	222
Capital distributions	—	(891)	—	—	—	(891)

Balance – May 4, 2008	374	162,267	2,871	186,968	1,475	353,955

Balance – February 1, 2009	374	161,725	3,390	211,520	59,461	436,470

Other comprehensive loss
Net earnings for the period	—	—	—	20,873	—	20,873
Unrealized loss on derivative financial instruments, net of reclassification adjustment	—	—	—	—	(32,653)	(32,653)

Total comprehensive loss	—	—	—	20,873	(32,653)	(11,780)

Stock-based compensation (note 6)	—	—	361	—	—	361
Capital distributions	—	(2,486)	—	—	—	(2,486)

Balance – May 3, 2009	374	159,239	3,751	232,393	26,808	422,565

The sum of retained earnings and accumulated other comprehensive income amounted to $259,201 as of May 3, 2009 (February 1, 2009 – $270,981).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	For the 13-week period ended May 3, 2009 $	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 3, 2009 $	For the 13-week period ended May 4, 2008 $
Sales	273,409	236,815	273,409	236,815

Cost of sales and expenses
Cost of sales	180,179	160,205	180,179	160,205
General, administrative and store operating expenses	58,375	48,529	58,375	48,529
Amortization	6,041	4,773	6,041	4,773

	244,595	213,507	244,595	213,507

Operating income	28,814	23,308	28,814	23,308
Interest expense	9,726	9,863	15,424	15,358
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	955	3,768	(7,505)	8,454

Earnings (loss) before income taxes	18,133	9,677	20,895	(504)
Provision for current income taxes	22	45	22	45

Net earnings (loss) for the period	18,111	9,632	20,873	(549)

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	For the 13-week period ended May 3, 2009 $	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 3, 2009 $	For the 13-week period ended May 4, 2008 $
Operating activities
Net earnings (loss) for the period	18,111	9,632	20,873	(549)
Adjustments for
Amortization of property and equipment	6,109	5,168	6,109	5,168
Amortization of intangible assets	468	694	468	694
Change in fair value of derivatives	16,066	(6,347)	16,066	(6,347)
Amortization of financing costs	1,000	997	1,216	1,243
Foreign exchange loss (gain) on long-term debt	(17,460)	10,774	(25,571)	15,313
Amortization of unfavourable lease rights	(536)	(1,089)	(536)	(1,089)
Deferred lease inducements	473	449	473	449
Deferred leasing costs	—	(160)	—	(160)
Deferred tenant allowances	1,271	498	1,271	498
Amortization of deferred tenant allowances	(399)	(270)	(399)	(270)
Stock-based compensation	361	222	361	222
Amortization of deferred leasing costs	78	61	78	61
Other	16	(1)	16	(1)

	25,558	20,628	20,425	15,232
Changes in non-cash working capital components	(6,122)	8,194	(989)	13,798

	19,436	28,822	19,436	29,030

Investing activities
Purchase of property and equipment	(8,108)	(9,153)	(8,108)	(9,153)
Proceeds on disposal of property and equipment	—	62	—	62

	(8,108)	(9,091)	(8,108)	(9,091)

Financing activities
Financing costs	—	—	—	(208)
Repayment of long-term debt	(8,232)	(12,810)	(8,232)	(12,810)
Capital distributions	(2,490)	(892)	(2,486)	(891)

	(10,722)	(13,702)	(10,718)	(13,909)

Increase in cash and cash equivalents	606	6,029	610	6,030
Cash and cash equivalents – Beginning of period	66,123	26,200	66,141	26,214

Cash and cash equivalents – End of period	66,729	32,229	66,751	32,244

Interest paid	13,391	12,759	13,391	12,759

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based on accounting policies and methods consistent in their application with those used and described in the annual consolidated financial statements of Dollarama Group L.P. and Dollarama Group Holdings L.P. (the “Partnership”) as contained in the most recent Annual Report on Form 10-K (“Form 10-K”) except as described in note 2 of the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent Form 10-K.

In the opinion of management of Dollarama Group GP Inc. and Dollarama Group Holdings ULC Inc., as General Partner of the Partnership, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters.

2	Summary of significant accounting policies

Changes in accounting policies

Goodwill and intangible assets

Canadian Institute of Chartered Accountants Handbook Section 3064, “Goodwill and Intangible Assets”, replaces Section 3062, “Goodwill and Other Intangible Assets”, and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of International Accounting Standard (“IAS”) 38, “Intangible Assets”. Section 1000, “Financial Statement Concepts”, is amended to clarify criteria for recognition of an asset. Section 3450, “Research and Development Costs”, is replaced by guidance in Section 3064. CICA Abstract EIC-27, “Revenues and Expenditures During the Pre-operating Period”, is no longer applicable for entities that have adopted Section 3064. AcG-11, “Enterprises in the Development Stage”, is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under Section 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. This Section was adopted as of February 2, 2009 with no impact on the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Business combinations, consolidated financial statements and non-controlling interests

CICA Handbook Section 1582, “Business Combinations”; Section 1601, “Consolidated Financial Statements”; and Section 1602, “Non-controlling Interests”, replace Section 1581, “Business Combinations”, and Section 1600, “Consolidated Financial Statements”, and establish a new section for accounting for a non-controlling interest in a subsidiary. These sections provide the Canadian equivalent to International Financial Reporting Standard 3, “Business Combinations (January 2008)”, and IAS 27, “Consolidated and Separate Financial Statements (January 2008)”. Section 1582 is effective for business combinations for which the acquisition date is on or after the first quarter beginning on January 31, 2011 with early adoption permitted. Sections 1601 and 1602 apply to interim and annual consolidated financial statements relating to years beginning on January 20, 2011 with early adoption permitted. This section was adopted as of February 2, 2009 with no impact on the interim financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Long-term debt

Long-term debt outstanding consists of the following:

Dollarama Group L.P.

	As of May 3, 2009 $	As of February 1, 2009 $
	(unaudited)
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually	237,180	245,300
Term bank loan $236,151,010 (February 1, 2009 – US$236,759,643), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	280,052	290,386
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	45,695	53,195

	562,927	588,881
Less: Current portion	7,696	15,302

	555,231	573,579
Less: Financing costs	10,300	11,562

	544,931	562,017

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	As of May 3, 2009 $	As of February 1, 2009 $
	(unaudited)
Balance as per Dollarama Group L.P.	562,927	588,881
Senior subordinated deferred interest notes US$203,449,093; (February 1, 2009 – US$203,449,093), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	241,270	249,530

	804,197	838,411
Less: Current portion	7,696	15,302

	796,501	823,109
Less: Financing costs	15,098	16,725

	781,403	806,384

4	Commitments and contingencies

Commitments

As of May 3, 2009, contractual obligations for operating leases amounted to approximately $492,919,000. The leases extend over various periods up to the year 2024. The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2010	69,215
2011	66,306
2012	62,220
2013	57,470
2014	52,739
Thereafter	184,969

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the interim consolidated statement of earnings are as follows:

	For the 13-week period ended	For the 13-week period ended
	May 3, 2009 $	May 4, 2008 $
Basic rent	18,227	16,252
Contingent rent	596	383

	18,823	16,635

Contingencies

An action against the Partnership for alleged personal injuries sustained by a customer in one of its stores (Guiseppa Calvo v. S. Rossy Inc.) was filed on May 8, 2006 in the Ontario Superior Court of Justice. The plaintiff is alleging damages of $1.0 million. The Partnership believes that the potential amount to be paid for this claim would be covered by its insurance policy. It is not possible at this time to determine the outcome of this matter, and accordingly no provision for this claim has been made in the accounts.

The Partnership believes that this suit is without substantial merit and should not result in a judgment which would have a material adverse effect on its consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments as of May 3, 2009 and February 1, 2009 is as follows:

	As of May 3, 2009
	Contractual nominal value US$	Balance sheet location	Fair value – Asset (liability) $	Nature of hedging relationship
Hedging instruments
Foreign exchange forward contracts	90.0	Current assets	14,752	Cash flow hedge
Foreign exchange forward contracts	200.0	Current liabilities	(6,281)	Cash flow hedge
Foreign currency swap agreements	130.0	Long-term assets	13,760	Cash flow hedge
Foreign currency swap agreements	70.0	Current liabilities	(1,477)	Cash flow hedge

	490.0		20,754
Non-hedging instruments
Foreign currency and interest rate swaps	236.1	Current liabilities	(2,875)

	726.1		17,879

	As of February 1, 2009
	Contractual nominal value US$	Balance sheet location	Fair value – Asset $	Nature of hedging relationship
Hedging instruments
Foreign exchange forward contracts	174.0	Current assets	33,175	Cash flow hedge
Foreign currency swap agreements	200.0	Long-term assets	25,447	Cash flow hedge

	374.0		58,622
Non-hedging instruments
Foreign currency and interest rate swaps	236.7	Long-term assets	7,976

	610.7		66,598

			As of May 3, 2009 $	As of February 1, 2009 $
Derivative financial instruments
Current assets			14,752	33,175
Long-term assets			13,760	33,423
Current liabilities			(10,633)	—

			17,879	66,598

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are currency risk and interest rate risk. Foreign exchange forward contracts are entered into to manage the currency fluctuation risk associated with forecasted US dollar merchandise purchases sold in the stores. Foreign currency swap agreements and foreign currency and interest rate swaps are entered into to manage currency fluctuation risk and interest rate risk associated with the Partnership’s US dollar borrowings.

The Partnership formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.

Derivative financial instruments are classified as held for trading or designated as hedging instruments. The derivative financial instruments are recorded at fair value determined using market prices. All gains and losses from changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings. The Partnership has designated its derivatives as hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability or a forecasted transaction (cash flow hedges). All gains and losses from changes in fair value of derivative financial instruments designated as cash flow hedges are recorded in accumulated other comprehensive income.

As of May 3, 2009, the Partnership has assessed the significance to the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group L.P.

			For the 13-week period ended May 3, 2009
			Impact on balance sheet	Impact on other comprehensive loss	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized loss on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Changes in fair value of derivative financial instruments	Foreign exchange gain on long-term debt
Long-term debt
Senior subordinated loans	3		8,120	—	8,120	—	(8,120)
Term B loan	3		9,582	—	9,582	—	(9,582)
Other foreign exchange gains and losses				—	35	—	242

				—	17,737	—	(17,460)

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	(24,704)	(24,704)	—	—	—
Impact of three-month lag on foreign exchange forward contracts	5	(b)	—	(2,525)	—	(2,525)	—
Foreign currency swap agreements	5	(c)	(13,164)	(5,044)	(8,120)	8,120	—
Realized gain (loss) on foreign currency agreement interest payments	5	(c)		(380)	503	(380)	—

				(32,653)	(7,617)	5,215	—

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	(10,851)	—	(10,851)	10,851	—
Realized gain (loss) on foreign currency and interest rate swaps interest payments	5	(a)	—	—	(224)	—	—

				—	(11,075)	10,851	—

				(32,653)	(955)	16,066	(17,460)

Dollarama Group Holdings L.P.

Long-term debt
Total as per Dollarama Group L.P.				(32,653)	(955)	16,066	(17,460)
Senior subordinated deferred interest notes	5	(c)	8,111	—	8,111	—	(8,111)
Other foreign exchange gains and losses				—	349	—	—

Total Dollarama Group Holdings L.P.				(32,653)	7,505	16,066	(25,571)

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group L.P.

			For the 13-week period ended May 4, 2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized gain on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Changes in fair value of derivative financial instruments	Foreign exchange gain on long-term debt
Long-term debt
Senior subordinated loans	3		(5,060)	—	(5,060)	—	5,060
Term B loan	3		(6,181)	—	(6,181)	—	6,181
Other foreign exchange gains and losses				—	522	—	(467)

				—	(10,719)	—	10,774

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	10,350	10,350	—	—	—
Impact of three-month lag on foreign exchange forward contracts	5	(b)	—	3,498	—	3,498	—
Foreign currency swap agreements	5	(c)	211	(4,849)	5,060	(5,060)	—
Realized gain (loss) on foreign currency agreement interest payments	5	(c)		—	(1,412)	—	—

				8,999	3,648	(1,562)	—

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	4,785	—	4,785	(4,785)	—
Realized gain (loss) on foreign currency and interest rate swaps interest payments	5	(a)	—	—	(1,482)	—	—

				—	3,303	(4,785)	—

				8,999	(3,768)	(6,347)	10,774

Dollarama Group Holdings L.P.

Long-term debt
Total as per Dollarama Group L.P.				8,999	(3,768)	(6,347)	10,774
Senior subordinated deferred interest notes	5	(c)	(4,539)	—	(4,539)	—	4,539
Other foreign exchange gains and losses				—	(147)	—	—

Total Dollarama Group Holdings L.P.				8,999	(8,454)	(6,347)	15,313

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

a)	Foreign currency and interest rate swap agreements

The Partnership entered into swap agreements consisting of a combination of a foreign currency swap and an interest rate swap that were undertaken to address two risks with its US dollar LIBOR-based term bank loans (note 3).

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

Changes in fair value of the foreign currency and interest rate swap agreements are reported to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a loss of $10,851,000 (May 4, 2008 – gain of $4,785,000) was recorded to earnings for the quarter ended May 3, 2009.

b)	Foreign exchange forward contracts

The Partnership uses foreign exchange forward contracts to manage risks from fluctuations in the US dollar relative to the Canadian dollar for its purchases of merchandise in US dollars. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings.

The fair value of the foreign exchange forward contracts is recorded in accumulated other comprehensive income and is reclassified to earnings under “Cost of sales” when the underlying inventory is sold. A gain of $17,657,000 has been reclassified from accumulated other comprehensive income to cost of sales for the three-month period ended May 3, 2009 (May 4, 2008 – loss of $6,092,000). In addition to the fair value of the foreign exchange forward contracts representing a gain of $8,471,000 as of May 3, 2009 (February 1, 2009 – gain of $33,175,000), accumulated other comprehensive income includes a gain of $15,132,000 (February 1, 2009 – gain of $17,657,000) on foreign exchange forward contracts settled before May 3, 2009, which will be reported to earnings when the related inventory is sold.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

c)	Foreign currency swap agreements

The Partnership entered into two foreign currency swap agreements with its lenders which were undertaken to modify foreign exchange risk associated with the principal and interest payments on the US$200,000,000 senior subordinated notes (note 3).

The fair value of the foreign currency swap agreements is recorded in accumulated other comprehensive income. A portion of the changes in the fair value of the foreign currency swap agreements (representing the offsetting impact of the conversion of the senior subordinated notes from US dollars to Canadian dollars at the balance sheet date) is reclassified from accumulated other comprehensive income to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the quarter ended May 3, 2009, a loss of $8,120,000 (May 4, 2008 – gain of $5,060,000) was reclassified from accumulated other comprehensive income to earnings.

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

	Number of Class B common share options		Weighted average purchase price $	Number of Class B preferred share options		Weighted average purchase price $
	Service	Performance		Service	Performance
Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – February 1, 2009	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88
Granted during the period	35,121	70,242	11.20	100,274	200,548	1.56
Outstanding – May 3, 2009	915,543	1,831,086	3.55	2,613,736	5,227,472	0.91

Exercisable – May 3, 2009	587,343	—		1,676,785	—

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Related party transactions

Included in expenses are management fees of $810,000 for the 13-week period ended May 3, 2009 (May 4, 2008 – $795,000) charged by an affiliate of Bain Capital Partners VIII, LP, a private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which mainly comprise rent total $2,438,000 for the 13-week period ended May 3, 2009 (May 4, 2008 – $2,366,000).

Included in accrued expenses and other is $1,956,000 payable to Bain Capital Partners VIII, LP as of May 3, 2009 (May 4, 2008 – $2,057,000).

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

8	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these interim consolidated financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States except as follows.

Summary of significant new accounting principles generally accepted in the United States

Accounting pronouncements adopted during the year

Derivative instruments and hedging activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Disclosure requirements pertaining to this Statement are discussed in note 5.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair value measurement

In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, delaying the effective date of Statement No. 157 (“SFAS 157”), “Fair Value Measurements”, to fiscal years beginning after November 15, 2008 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Partnership adopted the requirements of FAS 157-2 on February 2, 2009 with no significant impact on its consolidated financial statements.

Intangible assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also provides additional disclosure requirements related to recognized intangible assets. The guidance for determining useful lives of intangible assets under this FSP is effective for intangible assets acquired in fiscal years beginning after December 15, 2008. Disclosure requirements under this FSP are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008. The adoption of this new standard had no impact on the consolidated financial statements.

Business combinations

In December, 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquire, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This Statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this new standard had no impact on the consolidated financial statements.

Non-controlling interests

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported, including the amounts attributable to both the parent interest and the non-controlling interest. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this new standard as of February 2, 2009 had no impact on the consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Accounting pronouncements not yet applied

Fair value measurement

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also amends the disclosure provisions of SFAS 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Partnership is evaluating the impact on disclosure of adopting the new requirement of this FSP.

Interim disclosures about fair value of financial instruments

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective in reporting periods ending after June 15, 2009. The Partnership is evaluating the impact of adopting this new FSP.

Recognition and presentation of other-than-temporary impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership is evaluating the impact of adopting this new requirement of this FSP.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Supplemental disclosure to comply with accounting principles generally accepted in the United States

Fair value measurement

SFAS No. 157, “Fair Value Measurements”, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

The following table presents information about the Partnership’s financial assets and financial liabilities measured at fair value on a recurring basis as of May 3, 2009, in accordance with SFAS No. 157, and indicates the fair value hierarchy of the valuation techniques used by the Partnership to determine such fair value.

Fair value measurement at reporting date using:

	Dollarama Group L.P.
Balance sheet classification and nature	May 3, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Assets
Cash and cash equivalents	66,729	66,729	—	—
Accounts receivable	2,349	—	—	2,349
Derivative financial instruments – Current	14,752	—	14,752	—
Derivative financial instruments – Non-current	13,760	—	13,760	—

Liabilities
Accounts payable	35,108	—	—	35,108
Accrued expenses and other	45,375	—	—	45,375
Derivative financial instruments – Current	10,633	—	10,633	—

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

May 3, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	Dollarama Group Holdings L. P
Balance sheet classification and nature	May 3, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Assets
Cash and cash equivalents	66,751	66,751	—	—
Accounts receivable	2,349	—	—	2,349
Derivative financial instruments – Current	14,752	—	14,752	—
Derivative financial instruments – Non-current	13,760	—	13,760	—

Liabilities
Accounts payable	35,989	—	—	35,989
Accrued expenses and other	53,417	—	—	53,417
Derivative financial instruments – Current	10,633	—	10,633	—

Fair value measurements of the Partnership’s cash and cash equivalents are classified under Level 1 because such measurements are determined using quoted prices in active markets for identical assets.

Derivative financial instruments include foreign currency and interest rate swap agreements, foreign currency swap agreements, and foreign exchange forward contracts. Fair value measurements of the Partnership’s derivative financial instruments are classified under Level 2 because such measurements are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, and spot and future exchange rates.

Fair value measurements of accounts receivable, accounts payable, and accrued expenses and other are classified under Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in this report along with the consolidated financial statements for the fiscal year ended February 1, 2009 and related notes and Management’s Discussion and Analysis presented in our Annual Report on Form 10-K.

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

Registrants

This quarterly report is that of Dollarama Group L.P. (“Group L.P.”) and Dollarama Group Holdings L.P. (“Holdings”). Currently, the only assets of Holdings are 100% of the equity of its three direct subsidiaries: (i) Dollarama Group Holdings Corporation, which holds no assets, (ii) Dollarama Holdings GP Inc., which is the general partner of Dollarama Holdings L.P., and (iii) Dollarama Holdings L.P., which holds no assets other than equity in its two direct subsidiaries. Dollarama Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., owns 100% of the equity of Group L.P. Group L.P., along with its direct subsidiaries Dollarama GP Inc. and Dollarama Corporation, own 100% of the equity of Dollarama L.P. Together, Dollarama L.P. and Dollarama Corporation operate the Dollarama business. Group L.P. and Holdings are together with their consolidated subsidiaries referred to as the “Partnership”, “we”, “us” or “our”.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in consumer buying trends, consumer debt level, inflation, unemployment, currency fluctuations, market volatility, refinancing conditions, changes in inventory and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and the risks set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

Overview

We are the leading operator of dollar discount retail stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 4 times the number of stores as compared to our next largest competitor in Canada. Our core markets are Ontario and Québec. As of May 3, 2009, we operated 577 Dollarama stores, including 430 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both North American and overseas suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar discount retail stores and to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations. On February 2, 2009 the Partnership began offering products in its stores priced at $1.25, $1.50 and $2.00. However, the majority of products in our stores continue to be priced at $1.00.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and takes possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete fiscal months relative to the same period in the prior year. We include in our comparable store sales calculation only stores that have been open at least 13 complete fiscal months and remain opened at the end of the period.

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

Cost of Sales

Our cost of sales consists of mainly merchandise inventories (which include warehousing, distribution, shipping and transportation costs to the stores according to the new accounting rule CICA Section 3031), and store occupancy costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. In the past, as a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally did not pass on cost increases to our customers. However, sometimes we were able to redesign some of our direct sourced products to attempt to mitigate the impact of increasing unit costs. Although increase in costs still could negatively impact our business, we believe that our new price model effective February 2, 2009 should give us greater flexibility to adjust to cost increases on a timely basis.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 1, 2009, the direct overseas sourcing was 58.4% of our purchases compared to 57.5% for the fiscal year ended February 3, 2008 and 53.1% for the fiscal year ended February 4, 2007. We purchase merchandise from foreign suppliers mainly in China, but also from Brazil, India, Indonesia, Taiwan, Thailand, Turkey, and the United States. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the high volatility of fuel costs, it is difficult to forecast the fuel surcharges we may incur from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by foreign exchange on currency. Recent trends show a decrease in general inflation in costs of merchandise related to commodities.

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

Merchandising Strategy

As part of our ongoing effort to offer more value and higher quality goods to our customers, on February 2, 2009 we began offering in all our stores an additional assortment of products across most categories priced between $1.00 and $2.00. While the majority of products continue to be priced at $1.00, offering products between the $1.00 and $2.00 price range will expand the Partnership’s merchandise selection with new items across most categories. Products priced at $1.00 are not marked while products priced above $1.00 are clearly labeled to avoid any customer confusion.

Economic or Industry-Wide Factors Affecting the Partnership

We operate in the Canadian dollar discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, expect continuing pressure resulting from a number of factors including, but not limited to: cost of goods, recession and instability in the global economy, consumer debt levels and buying patterns, economic conditions, interest rates, market volatility, customer preferences, unemployment, labor costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs. We expect this pressure to continue. Due to current economic conditions, consumer spending could decline because of economic pressures, including unemployment. Reductions in consumer confidence and spending could have an adverse effect on our sales.

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

Valuation of Merchandise Inventories

The valuation of store merchandise inventories is determined by the retail inventory method valued at the lower of cost (weighted-average) or net realizable value. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories that are at the distribution center or warehouses and inventories that are in-transit from suppliers, are stated at the lower of cost and net realizable value, determined on a weighted-average cost basis. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value and are included in cost of sales in the period in which the markdown is determined. We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow-moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

The Partnership adopted Canadian Institute of Chartered Accountants (“CICA”) Section 3031, “Inventories” during fiscal year ended February 1, 2009. This standard replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards (“IFRS”). Section 3031 states that costs directly associated with warehousing, distribution and shipping and transportation to the stores are capitalized as merchandise inventories, whereas in all prior years, these costs were treated as period costs.

Property and Equipment

Property and equipment are carried at cost. Property and equipment are amortized over the estimated useful lives of the respective assets as follows: (i) on the declining balance method, computer equipment and vehicles at 30%; and (ii) on the straight-line method, store and warehouse equipment at 8 to 10 years, computer software at 5 years and leasehold improvements at the terms of the lease. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.

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

Foreign exchange instruments

We have significant cash flows and long-term debt denominated in U.S. dollars. We use foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. Most forward contracts and foreign currency swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

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

Results of Operations

In the following discussion, we address the results of operations of Group L.P and Holdings. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, financing costs and foreign exchange gain or loss associated with Holdings’ outstanding balance of senior floating rate deferred interest notes. Therefore, discussion related to sales, cost of sales, general, administrative and store operating expenses and amortization is almost identical for both Group L.P. and Holdings. Beginning with the discussion of interest expense and continuing through the discussion of net earnings, we discuss Group L.P. and Holdings separately.

13-Week Period Ended May 3, 2009 Compared to 13-Week Period ended May 4, 2008

The following tables set forth the major components of Group L.P. and Holdings’ consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Group L.P.		Holdings
	13-Week Period Ended May 3, 2009	13-Week Period Ended May 4, 2008	13-Week Period Ended May 3, 2009	13-Week Period Ended May 4, 2008
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9%	67.6%	65.9%	67.6%
General, administrative and store operating expenses	21.4%	20.5%	21.4%	20.5%
Amortization	2.2%	2.0%	2.2%	2.0%
Interest expense	3.6%	4.2%	5.6%	6.5%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.3%	1.6%	(2.7)%	3.6%
Income taxes	0.0%	0.0%	0.0%	0.0%
Net earnings (loss)	6.6%	4.1%	7.6%	(0.2)%

Sales

Our sales increased $36.6 million, or 15.5%, from $236.8 million for the 13-week period ended May 4, 2008 to $273.4 million for the 13-week period ended May 3, 2009. Comparable store sales were up 7.5%. Comparable store sales include stores that have been open for at least the prior 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $251.0 million were driven by a 3.5% increase in store traffic, as well as a 4.0% increase in the average ticket size per customer. The remaining portion of the sales growth, or $22.4 million, was driven primarily by the incremental full period impact of the 10 stores opened during the quarter ending May 4, 2008 and the opening of 50 new stores in the last four quarters ending May 3, 2009. On February 2, 2009, we introduced our new selection of items at price points of $1.25, $1.50 and $2.00. Although this introduction was made progressively in the first quarter and the vast majority of our products are still sold at $1.00, it favorably impacted our revenues as a result of the improved traffic and ticket size that our new assortment generated. Our total store square footage increased 9.8% from 5.1 million at May 4, 2008 to 5.6 million at May 4, 2009.

Cost of Sales

Our cost of sales increased by $20.0 million, or 12.5%, from $160.2 million for the 13-week period ended May 4, 2008, to $180.2 million for the 13-week period ended May 3, 2009. Our margin (sales less cost of sales) increased to 34.1% for the 13-week period ended May 3, 2009 from 32.4% for the 13-week period ended May 4, 2008. The gross margin was driven by a gain on our foreign exchange contracts, but partially offset by a decrease in our product margins. In addition our costs were affected by higher transportation costs resulting from our decision to truck merchandise during the winter months to the western provinces as compared to last year when merchandise was shipped by train. As a result of the introduction of our new products priced between the $1.00 and $2.00 price range, we have increased our inventory reserve in expectation of transition-related costs to our new product assortment. We plan to verify the extent of potential errors in the coming quarters and make adjustments if necessary. Finally, we had a retroactive health and safety assessment in the province of Quebec of $1.5 million. We are currently contesting the assessment.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $9.8 million, or 20.3%, from $48.5 million for the 13-week period ended May 4, 2008, to $58.4 million for the 13-week period ended May 3, 2009. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases of approximately 7.0% and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 20.5% of sales for the 13-week period ended May 4, 2008 to 21.4% for the 13-week period ended May 3, 2009.

Amortization

Amortization expense increased $1.2 million, from $4.8 million for the 13-week period ended May 4, 2008, to $6.0 million for the 13-week period ended May 3, 2009. $0.9 million of the increase was due to the amortization of property and equipment resulting from the new store openings and $0.3 million was due to the write-off of unfavorable lease amortization in the prior year.

Interest Expense

For Group L.P., interest expense decreased $0.2 million from $9.9 million for the 13-week period ended May 4, 2008, to $9.7 million for the 13-week period ended May 3, 2009, which reflects the reduced debt outstanding and lower interest rates on variable-rate debt, and partially offset by increase in foreign exchange rates.

For Holdings, interest expense remained the same at $15.4 million for the 13-week period ended May 3, 2009.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt decreased $2.8 million from a $3.8 million loss for the 13-week period ended May 4, 2008, to a $1.0 million loss for the 13-week period ended May 3, 2009 due to payments under foreign currency and interest rate swap agreements and a difference in foreign exchange rates.

For Holdings, foreign exchange gain on derivative financial instruments and long-term debt increased $16.0 million from a $8.5 million loss for the 13-week period ended May 4, 2008, to a $7.5 million gain for the 13-week period ended May 3, 2009, due mainly to the favorable difference in exchange rates between the U.S. and Canadian dollar on the senior floating rate deferred interest notes which are unhedged.

Income Taxes

For both Group L.P. and Holdings, income tax expense decreased $23 thousand from $45 thousand for the 13-week period ended May 4, 2008 to $22 thousand for the 13-week period ended May 3, 2009. Net earnings for the 13-week period ended May 4, 2008, and May 3, 2009, constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P. net earnings increased $8.5 million from $9.6 million for the 13-week period ended May 4, 2008 to $18.1 million for the 13-week period ended May 3, 2009. The increase in net earnings was primarily driven by the $16.6 million increase in our margin (sales less cost of sales) and the $2.8 million increase in gain on foreign exchange on derivative financial instruments and long-term debt as well as lower interest costs, partially offset by increases of $9.8 million in general administration and store expenses, and $1.3 million in amortization of property and equipment expenses associated with the growth of our business.

For Holdings, net earnings increased $21.4 million from a $0.5 million loss for the 13-week period ended May 4, 2008 to $20.9 million for the 13-week period ended May 3, 2009 due to the same factors described in Group L.P.’s net earnings of $8.5 million and by the foreign exchange gain of $13.1 million on long-term debt on the outstanding senior deferred interest notes which are unhedged and partially offset by an increase in interest expense of $0.2 million.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the statement of cash flows of Group L.P. and Holdings:

	Group L.P.		Holdings
(dollars in thousands)	13-Week Period Ended May 3, 2009	13-Week Period Ended May 4, 2008	13-Week Period Ended May 3, 2009	13-Week Period Ended May 4, 2008
Net cash provided by operating activities	$19,436	$28,822	$19,436	$29,030
Net cash used in investing activities	(8,108)	(9,091)	(8,108)	(9,091)
Net cash used in financing activities	(10,722)	(13,702)	(10,718)	(13,909)

Net increase (decrease) in cash and cash equivalents	606	6,029	610	6,030
Cash and cash equivalents, beginning of period	66,123	26,200	66,141	26,214

Cash and cash equivalents, end of period	$66,729	$32,229	$66,751	$32,244

Cash Flows from Operating Activities

Cash flows provided from operating activities totaled $19.4 million in the 13-week period ended May 3, 2009 which is a $9.4 million decrease compared to cash flows provided from operating activities of $28.8 million in the 13-week period ended May 4, 2008. The cash provided by operating activities in the 13-week period ended May 3, 2009 included net earnings of $18.1 million, other non-cash adjustments to net income of $7.4 million and a decrease of $6.1 million in non cash working components due mainly to an increase in prepaid expense related to the timing of our payments for store, warehouse and head-office rent, and to an increase in inventories associated with our new selection of merchandise at prices points of $1.25, $1.50 and $2.00, and offset partially by increased payables. The cash provided by operating activities in the 13-week period ended May 4, 2008 included net earnings of $9.6 million, other non-cash adjustments to net income of $11.0 million and an increase of $8.2 million in non cash working capital components.

For Holdings the cash flows provided from operating activities were the same as Group L.P. in the 13-week period ended May 3, 2009. The cash flows provided from operating activities in the 13-week period ended May 4, 2008 were almost identical to Group L.P. The minor differences related primarily to the interest obligations on the senior floating rate deferred interest notes denominated in U.S. dollars and the foreign exchange loss thereon.

Cash Flows from Investing Activities

Cash flows used for investing activities in the 13-week period ended May 3, 2009 amounted to $8.1 million, a $1.0 million decrease compared to cash flows used for investing activities of $9.1 million in the 13-week period ended May 4, 2008. The decrease of cash flows used for investing activities is primarily related to less cash used in the continued implementation of our new enterprise-wide system technology solution encompassing finance, distribution, store replenishment and supply chain which we first introduced during fourth quarter of our fiscal year ended February 4, 2007. Cash used for new stores was slightly higher in the 13-week period ended May 3, 2009 due to the opening of 13 new stores versus 10 new stores opened during the 13-week period ended May 4, 2008.

Cash Flows from Financing Activities

Cash flows used by Group L.P. for financing activities totaled $10.7 million in the 13-week period ended May 3, 2009 compared to cash flows used for financing activities of $13.7 million in the 13-week period ended May 4, 2008. Of the $10.7 million used in the current period, Group L.P. made $8.2 million of payments under the terms of the senior secured credit facility consisting of a $7.5 million scheduled principal repayment on term loan A and a $0.7 million (U.S.$0.6 million) scheduled quarterly principal repayment on term loan B. The remaining $2.5 million was used to make a capital distribution to our parent company for corporate taxes.

Of the $13.7 million used for financing activities in the 13-week period ended May 4, 2008, Group L.P. made $12.8 million of payments under the terms of the senior secured credit facility consisting of $12.2 million principal repayments on term loan A and a $0.6 million (U.S.$0.6 million) scheduled quarterly repayment on term loan B. The remaining $0.9 million was used to make a capital distribution to our parent company for corporate taxes.

For Holdings, the primary difference compared to Group L.P.’s cash used by financing activities in the 13-week period ended May 4, 2008 is $0.2 million of financing costs related to the senior floating rate deferred interest notes.

Capital Expenditures

Capital expenditures for the 13-week period ended May 3, 2009 were $8.1 million offset by tenant allowances of $1.3 million as compared with $9.2 million, offset by tenant allowances of $0.5 million for the 13-week period ended May 4, 2008. Capital expenditures for stores which includes new, expanded, renovated or relocated stores and store improvements were $7.3 million while $0.8 million was spent on projects to improve our information systems, warehouses and distribution center.

In fiscal year ended February 1, 2009, the average cost to open a new store was approximately $0.6 million, including $0.4 million for capital expenditures and $0.2 million for inventory.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the acquisition of the Dollarama business in 2004 by Dollarama Capital Corporation, an entity formed by funds managed by Bain Capital Partners, LLC, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $53.4 million based on the exchange rate on May 3, 2009) that we incurred pursuant to an amendment to our senior secured credit facility to (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

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

As of May 3, 2009, we and our subsidiaries had approximately $325.7 million of senior secured debt outstanding, consisting of debt outstanding under our senior secured credit facility, and U.S.$200.0 million ($237.2 million based on exchange rate on May 3, 2009) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$203.4 million ($241.3 million based on exchange rate on May 3, 2009) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes.

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

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $45.7 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$236.2 million ($280.1 million based on the exchange rate on May 3, 2009) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three months ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. A further 0.25% reduction will take effect if we reach a lease-adjusted leverage ratio of less than 4.75:1.

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

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires Dollarama to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which becomes more restrictive over time. At May 3, 2009, the terms of the senior secured credit facility required that we maintain a minimum interest coverage ratio of 2.50:1 and a leverage ratio of no more than 5.00:1. As of May 3, 2009, Dollarama was in compliance with these financial covenants. The interest coverage ratio is now fixed at 2.50:1, while the leverage ratio will over time be required not to exceed 4.5:1.

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

The senior subordinated notes constitute general unsecured obligations of Group L.P. and Dollarama Corporation and are subordinated in right of payment to our obligations under the senior secured credit facility. The 8.875% senior subordinated notes are currently guaranteed by all of our subsidiaries.

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

The indenture governing the senior floating rate deferred interest notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The senior floating rate deferred interest notes constitute general senior unsecured obligations of Holdings and Dollarama Group Holdings Corporation and are subordinate to the senior secured credit facility and structurally subordinated in right of payment to the 8.875% senior subordinated notes and the liabilities of all existing and future liabilities of the subsidiaries of Holdings and Dollarama Group Holdings Corporation. The senior floating rate deferred interest notes are not guaranteed by any of our subsidiaries.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments other than in the ordinary course of business since the end fiscal 2009. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

Off-Balance Sheet Obligations

We have no off-balance sheet obligations.

Recent Accounting Pronouncements

Accounting Changes Implemented

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000 is amended to clarify criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. AcG 11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. This Section was adopted as of February 2, 2009 with no impact on the consolidated financial statements.

CICA Handbook Section 1582, “Business Combinations”; Section 1601, “Consolidated Financial Statements”; and Section 1602, “Non-controlling Interests”, replace Section 1581, “Business Combinations”, and Section 1600, “Consolidated Financial Statements”, and establish a new section for accounting for a non-controlling interest in a subsidiary. These sections provide the Canadian equivalent to International Financial Reporting Standard 3, “Business Combinations (January 2008)”, and IAS 27, “Consolidated and Separate Financial Statements (January 2008)”. Section 1582 is effective for business combinations for which the acquisition date is on or after the first quarter beginning on January 31, 2011 with early adoption permitted. Sections 1601 and 1602 apply to interim and annual consolidated financial statements relating to years beginning on January 20, 2011 with early adoption permitted. This section was adopted as of February 2, 2009 with no impact on the interim financial statements.

In December, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (“SFAS 141) (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquire, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this new standard had no impact on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this new standard as of February 2, 2009 had no impact on the consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP also provides additional disclosure requirements related to recognized intangible assets. The guidance for determining useful lives of intangible assets under this FSP is effective for intangible assets acquired in fiscal years beginning after December 15, 2008. Disclosure requirements under this FSP are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008. The adoption of this new standard had no impact on the consolidated financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2 delaying the effective date of SFAS No. 157 “Fair Value Measurements” to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Partnership adopted the full requirements of SFAS 157 on February 2, 2009 with no significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133. This Statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under Statement No. 133 (“SFAS133”), “Hedge Accounting”, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Disclosure requirements pertaining to this Statement is included in note 5 to the interim consolidated financial statements.

Future Accounting Changes

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also amends the disclosure provisions of SFAS 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value. The Partnership is evaluating the impact on disclosure of adopting the new requirement of this FSP.

In April 2009, the FASB issued FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The Partnership is evaluating the impact of adopting this new FSP.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership is evaluating the impact of adopting the new requirement of this FSP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While all of our sales are in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost overseas suppliers, including suppliers in China, Brazil, India, Indonesia, Taiwan, Thailand, Turkey, and the United States. For the fiscal year ended February 1, 2009, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to manage the risk from fluctuations in the U.S. dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. We estimate that in the absence of our currency risk management program, every $0.01 depreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $2.3 million annual decrease in our operating earnings before taxes. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

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

In addition, the December 18, 2008 swap agreement enables the Partnership to convert the interest rate on the debt from US dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.20. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.5% ( in Canadian dollars) and to receive interest at LIBOR plus 1.75% (in US dollars) with a fixed US/Canadian dollar conversion rate of 1.20.

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $325.7 million in term loans outstanding under our senior secured credit facility based on the exchange rate on May 3, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

We also have approximately $241.3 million of senior floating rate deferred interest notes based on the exchange rate on May 3, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the notes.

ITEM 4T.	CONTROLS AND PROCEDURES

As of May 3, 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2009.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended May 3, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dollarama Group L.P.

	By:	Dollarama Group GP Inc., its general partner

Dollarama Group Holdings L.P.

	By:	Dollarama Group Holdings GP ULC, its general partner

Dated: June 12, 2009	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer and Director

Dated: June 12, 2009	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer and Secretary