Form 10-Q
period 2009-08-02
Dollarama Group L.P.; Dollarama Group Holdings L.P.
filed 2009-09-10
CIK 1363456, 1401140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

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

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.		Dollarama Group Holdings L.P.
	As of August 2, 2009 $	As of February 1, 2009 $	As of August 2, 2009 $	As of February 1, 2009 $
	(unaudited)		(unaudited)
Assets

Current assets
Cash and cash equivalents	103,433	66,123	103,458	66,141
Accounts receivable	1,394	2,998	1,394	2,998
Income taxes recoverable	161	55	210	80
Deposits and prepaid expenses	5,709	4,705	5,710	4,710
Merchandise inventories	250,114	249,644	250,114	249,644
Derivative financial instruments (note 5)	1,769	33,175	1,769	33,175

	362,580	356,700	362,655	356,748

Property and equipment	134,188	129,878	134,188	129,878
Goodwill	727,782	727,782	727,782	727,782
Other intangible assets	114,188	115,210	114,188	115,210
Derivative financial instruments (note 5)	5,598	33,423	5,598	33,423

	1,344,336	1,362,993	1,344,411	1,363,041

Liabilities
Current liabilities
Accounts payable	49,352	38,165	50,247	39,027
Accrued expenses and other	41,037	34,850	43,361	37,760
Derivative financial instruments (note 5)	72,702	—	72,702	—
Current portion of long-term debt (note 3)	38,204	15,302	38,204	15,302

	201,295	88,317	204,514	92,089

Long-term debt (note 3)	460,579	562,017	685,109	806,384

Other liabilities	28,969	28,098	28,969	28,098

	690,843	678,432	918,592	926,571

Commitments and contingencies (note 4)

Partners’ Capital
General partner	374	374	374	374
Limited partner	341,701	345,958	157,475	161,725
Contributed surplus	3,836	3,390	3,836	3,390
Retained earnings	319,158	275,378	275,710	211,520
Accumulated other comprehensive income (loss)	(11,576)	59,461	(11,576)	59,461

	653,493	684,561	425,819	436,470

	1,344,336	1,362,993	1,344,411	1,363,041

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 3, 2008	374	347,395	2,649	185,269	(7,524)	528,163

Other comprehensive income
Net earnings for the period	—	—	—	35,649	—	35,649
Unrealized gain on derivative financial instruments, net of reclassification adjustment	—	—	—	—	10,905	10,905

Total comprehensive income	—	—	—	35,649	10,905	46,554

Stock-based compensation (note 6)	—	—	443	—	—	443
Capital distributions	—	(1,814)	—	—	—	(1,814)

Balance – August 3, 2008	374	345,581	3,092	220,918	3,381	573,346

Balance – February 1, 2009	374	345,958	3,390	275,378	59,461	684,561

Other comprehensive loss
Net earnings for the period	—	—	—	43,780	—	43,780
Unrealized loss on derivative financial instruments, net of reclassification adjustment	—	—	—	—	(71,037)	(71,037)

Total comprehensive loss	—	—	—	43,780	(71,037)	(27,257)

Stock-based compensation (note 6)	—	—	446	—	—	446
Capital distributions	—	(4,257)	—	—	—	(4,257)

Balance – August 2, 2009	374	341,701	3,836	319,158	(11,576)	653,493

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $307,582 as of August 2, 2009 (February 1, 2009 – $334,839).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 3, 2008	374	163,158	2,649	187,517	(7,524)	346,174

Other comprehensive income
Net income for the period	—	—	—	18,861	—	18,861
Unrealized gain on derivative financial instruments, net of reclassification adjustment	—	—	—	—	10,905	10,905

Total comprehensive income	—	—	—	18,861	10,905	29,766

Stock-based compensation (note 6)	—	—	443	—	—	443
Capital distributions	—	(1,812)	—	—	—	(1,812)

Balance – August 3, 2008	374	161,346	3,092	206,378	3,381	374,571

Balance – February 1, 2009	374	161,725	3,390	211,520	59,461	436,470

Other comprehensive loss
Net earnings for the period	—	—	—	64,190	—	64,190
Unrealized loss on derivative financial instruments, net of reclassification adjustment	—	—	—	—	(71,037)	(71,037)

Total comprehensive loss	—	—	—	64,190	(71,037)	(6,847)

Stock-based compensation (note 6)	—	—	446	—	—	446
Capital distributions	—	(4,250)	—	—	—	(4,250)

Balance – August 2, 2009	374	157,475	3,836	275,710	(11,576)	425,819

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $264,134 as of August 2, 2009 (February 1, 2009 – $270,981).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 2, 2009 $	For the 13-week period ended August 3, 2008 $	For the 26-week period ended August 2, 2009 $	For the 26-week period ended August 3, 2008 $
Sales	303,400	264,271	576,809	501,086

Cost of sales and expenses
Cost of sales	200,559	171,142	380,738	331,347
General, administrative and store operating expenses	60,944	52,227	119,319	100,756
Amortization	6,294	5,565	12,335	10,338

	267,797	228,934	512,392	442,441

Operating income	35,603	35,337	64,417	58,645
Interest expense	8,539	9,660	18,265	19,523
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	1,264	(466)	2,219	3,302

Earnings before income taxes	25,800	26,143	43,933	35,820
Provision for current income taxes	131	126	153	171

Net earnings for the period	25,669	26,017	43,780	35,649

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 2, 2009 $	For the 13-week period ended August 3, 2008 $	For the 26-week period ended August 2, 2009 $	For the 26-week period ended August 3, 2008 $
Sales	303,400	264,271	576,809	501,086

Cost of sales and expenses
Cost of sales	200,559	171,142	380,738	331,347
General, administrative and store operating expenses	60,956	52,238	119,331	100,767
Amortization	6,294	5,565	12,335	10,338

	267,809	228,945	512,404	442,452

Operating income	35,591	35,326	64,405	58,634
Interest expense	13,472	14,665	28,896	30,023
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(21,329)	1,102	(28,834)	9,556

Earnings before income taxes	43,448	19,559	64,343	19,055
Provision for current income taxes	131	149	153	194

Net earnings for the period	43,317	19,410	64,190	18,861

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 2, 2009 $	For the 13-week period ended August 3, 2008 $	For the 26-week period ended August 2, 2009 $	For the 26-week period ended August 3, 2008 $
Operating activities
Net earnings for the period	25,669	26,017	43,780	35,649
Adjustments for
Amortization of property and equipment	6,367	5,544	12,476	10,713
Amortization of intangible assets	447	591	915	1,285
Change in fair value of derivatives	44,830	(4,279)	60,896	(10,626)
Amortization of financing costs	974	1,086	1,974	2,083
Foreign exchange loss (gain) on long-term debt	(46,658)	3,251	(64,118)	14,025
Amortization of unfavourable lease rights	(520)	(571)	(1,056)	(1,660)
Deferred lease inducements	439	342	912	791
Deferred leasing costs	(50)	—	(50)	(160)
Deferred tenant allowances	562	816	1,833	1,314
Amortization of deferred tenant allowances	(419)	(325)	(818)	(595)
Stock-based compensation	85	221	446	443
Amortization of deferred leasing costs	79	57	157	118
Other	(2)	15	14	13

	31,803	32,765	57,361	53,393
Changes in non-cash working capital components	23,520	5,090	17,398	13,284

	55,323	37,855	74,759	66,677

Investing activities
Purchase of property and equipment	(8,701)	(7,759)	(16,809)	(16,912)
Proceeds on disposal of property and equipment	9	29	9	91

	(8,692)	(7,730)	(16,800)	(16,821)

Financing activities
Repayment of long-term debt	(8,160)	(6,623)	(16,392)	(19,433)
Capital distributions	(1,767)	(922)	(4,257)	(1,814)

	(9,927)	(7,545)	(20,649)	(21,247)

Increase in cash and cash equivalents	36,704	22,580	37,310	28,609
Cash and cash equivalents – Beginning of period	66,729	32,229	66,123	26,200

Cash and cash equivalents – End of period	103,433	54,809	103,433	54,809

Interest paid	2,067	3,329	15,463	16,089

Income tax paid	81	140	191	273

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 2, 2009 $	For the 13-week period ended August 3, 2008 $	For the 26-week period ended August 2, 2009 $	For the 26-week period ended August 3, 2008 $
Operating activities
Net earnings for the period	43,317	19,410	64,190	18,861
Adjustments for
Amortization of property and equipment	6,367	5,545	12,476	10,713
Amortization of intangible assets	447	591	915	1,285
Change in fair value of derivatives	44,830	(4,279)	60,896	(10,626)
Amortization of financing costs	1,268	1,479	2,484	2,722
Foreign exchange loss (gain) on long-term debt	(68,642)	4,634	(94,213)	19,947
Amortization of unfavourable lease rights	(520)	(571)	(1,056)	(1,660)
Deferred lease inducements	439	342	912	791
Deferred leasing costs	(50)	—	(50)	(160)
Deferred tenant allowances	562	816	1,833	1,314
Amortization of deferred tenant allowances	(419)	(325)	(818)	(595)
Stock-based compensation	85	221	446	443
Amortization of deferred leasing costs	79	57	157	118
Capitalized interest on long-term debt	9,748	10,071	9,748	10,071
Other	(2)	14	14	13

	37,509	38,005	57,934	53,237
Changes in non-cash working capital components	17,814	(150)	16,825	13,648

	55,323	37,855	74,759	66,885

Investing activities
Purchase of property and equipment	(8,701)	(7,759)	(16,809)	(16,912)
Proceeds on disposal of property and equipment	9	29	9	91

	(8,692)	(7,730)	(16,800)	(16,821)

Financing activities
Financing costs	—	—	—	(208)
Repayment of long-term debt	(8,160)	(6,623)	(16,392)	(19,433)
Capital distributions	(1,764)	(921)	(4,250)	(1,812)

	(9,924)	(7,544)	(20,642)	(21,453)

Increase in cash and cash equivalents	36,707	22,581	37,317	28,611
Cash and cash equivalents – Beginning of period	66,751	32,244	66,141	26,214

Cash and cash equivalents – End of period	103,458	54,825	103,458	54,825

Interest paid	2,067	3,329	15,463	16,089

Income tax paid	81	140	191	273

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

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

The Partnership has evaluated events and transactions occurring subsequent to the interim consolidated balance sheet date of August 2, 2009, for items that should potentially be recognized or disclosed in these unaudited interim consolidated financial statements. The evaluation was conducted through September 8, 2009, the date these unaudited interim consolidated financial statements were available to be issued.

2	Summary of significant accounting policies

Changes in accounting policies

Goodwill and intangible assets

Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3064, “Goodwill and Intangible Assets”, replaces Section 3062, “Goodwill and Other Intangible Assets”, and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of International Accounting Standard (“IAS”) 38, “Intangible Assets”. Section 1000, “Financial Statement Concepts”, is amended to clarify criteria for recognition of an asset. Section 3450, “Research and Development Costs”, is replaced by guidance in Section 3064. CICA Abstract EIC-27, “Revenues and Expenditures During the Pre-operating Period”, is no longer applicable for entities that have adopted Section 3064. Accounting Guideline 11, “Enterprises in the Development Stage”, is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under Section 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. This Section was adopted as of February 2, 2009 with no impact on the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

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

In June 2009, the CICA amended Section 3862, “Financial Instruments – Disclosures”, to include additional disclosure requirements about fair value measurement for financial instruments and liquidity risk disclosures. These amendments require a three-level hierarchy that reflects the significance of the inputs used in making the fair value measurements. Fair value of assets and liabilities included in Level 1 are determined by reference to quoted prices in active markets for identical assets and liabilities. Assets and liabilities in Level 2 include valuations using inputs other than the quoted prices for which all significant inputs are based on observable market data, either directly or indirectly. Level 3 valuations are based on inputs that are not based on observable market data. The amendments to Section 3862 apply for annual financial statements relating to fiscal years ending after September 30, 2009. The Partnership has adopted the disclosure requirements under this amendment with respect to its August 2, 2009 interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Long-term debt

Long-term debt outstanding consists of the following:

Dollarama Group L.P.

	As of August 2, 2009 $	As of February 1, 2009 $
	(unaudited)
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8.875%, payable semi-annually	215,500	245,300
Term bank loan US$235,542,373 (February 1, 2009 – US$236,759,643), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	253,797	290,386
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	38,195	53,195

	507,492	588,881
Less: Current portion	38,204	15,302

	469,288	573,579
Less: Financing costs	8,709	11,562

	460,579	562,017

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	As of August 2, 2009 $	As of February 1, 2009 $
	(unaudited)
Balance as per Dollarama Group L.P.	507,492	588,881
Senior subordinated deferred interest notes US$212,168,906 (February 1, 2009 – US$203,449,093), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	228,612	249,530

	736,104	838,411
Less: Current portion	38,204	15,302

	697,900	823,109
Less: Financing costs	12,791	16,725

	685,109	806,384

Fair value of long-term debt

	As of August 2, 2009		As of February 1, 2009
	Fair value $	Carrying value $	Fair value $	Carrying value $
Dollarama Group L.P.	495,298	507,492	495,713	588,881
Dollarama Group Holdings L.P.	700,049	736,104	628,588	838,411

The fair value of long-term debt, including the portion due within one year, is principally based on prices obtained on the quoted markets and from a third party broker.

The credit crisis impacted the fair value of corporate bonds, and as a result the estimated fair value of long-term debt was significantly lower in the fourth quarter of 2009.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

4	Commitments and contingencies

Commitments

As of August 2, 2009, contractual obligations for operating leases amounted to approximately $492,534,000. The leases extend over various periods up to the year 2024. The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2010	71,251
2011	67,316
2012	62,760
2013	57,953
2014	53,332
Thereafter	179,922

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the interim consolidated statements of earnings are as follows:

	For the 13-week period ended August 2, 2009 $	For the 13-week period ended August 3, 2008 $	For the 26-week period ended August 2, 2009 $	For the 26-week period ended August 3, 2008 $
Basic rent	18,002	16,122	36,229	32,374
Contingent rent	765	511	1,361	894

	18,767	16,633	37,590	33,268

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments as of August 2, 2009 and February 1, 2009 is as follows:

	As of August 2, 2009
	Contractual nominal value US$	Balance sheet location	Fair value – Asset (liability) $	Nature of hedging relationship
Hedging instruments
Foreign exchange forward contracts	20.0	Current assets	1,769	Cash flow hedge
Foreign exchange forward contracts	234.0	Current liabilities	(26,945)	Cash flow hedge
Foreign currency swap agreements	130.0	Current liabilities	(16,490)	Cash flow hedge
Foreign currency swap agreements	70.0	Long-term assets	5,598	Cash flow hedge

	454.0		(36,068)
Non-hedging instruments
Foreign currency and interest rate swaps	235.5	Current liabilities	(29,267)

	689.5		(65,335)

	As of February 1, 2009
	Contractual nominal value US$	Balance sheet location	Fair value – Asset $	Nature of hedging relationship
Hedging instruments
Foreign exchange forward contracts	174.0	Current assets	33,175	Cash flow hedge
Foreign currency swap agreements	200.0	Long-term assets	25,447	Cash flow hedge

	374.0		58,622
Non-hedging instruments
Foreign currency and interest rate swaps	236.7	Long-term assets	7,976

	610.7		66,598

			As of August 2, 2009 $	As of February 1, 2009 $
Derivative financial instruments
Current assets			1,769	33,175
Long-term assets			5,598	33,423
Current liabilities			(72,702)	—

			(65,335)	66,598

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

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

Derivative financial instruments are classified as held for trading or designated as hedging instruments. The derivative financial instruments are recorded at fair value determined using market prices. All gains and losses from changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings. The Partnership has designated its derivatives as hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability or a forecasted transaction (cash flow hedges). All gains and losses from changes in fair value of derivative financial instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss).

As of August 2, 2009, the Partnership has assessed the significance to the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group L.P.

			For the 13-week period ended August 2, 2009
			Impact on balance sheet	Impact on other comprehensive loss	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized loss on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Changes in fair value of derivative financial instruments	Foreign exchange gain (loss) on long-term debt
Long-term debt
Senior subordinated notes	3		21,682	—	21,682	—	(21,682)
Term B loan	3		25,505	—	25,505	—	(25,505)
Other foreign exchange gains and losses				—	201	—	529

				—	47,388	—	(46,658)

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	(33,647)	(33,647)	—	—	—
Impact of lag on foreign exchange forward contracts	5	(b)	—	(3,668)	—	(3,668)	—
Foreign currency swap agreements	5	(c)	(23,175)	(1,493)	(21,682)	21,682	—
Realized gain (loss) on foreign currency agreement interest payments	5	(c)		424	(424)	424	—

				(38,384)	(22,106)	18,438	—

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	(26,392)	—	(26,392)	26,392	—
Realized gain (loss) on foreign currency and interest rate swaps interest payments	5	(a)	—	—	(154)	—	—

				—	(26,546)	26,392	—

				(38,384)	(1,264)	44,830	(46,658)

Dollarama Group Holdings L.P.

Long-term debt
Total as per Dollarama Group L.P.				(38,384)	(1,264)	44,830	(46,658)
Senior subordinated deferred interest notes	5	(c)	21,984	—	21,984	—	(21,984)
Other foreign exchange gains and losses				—	609	—	—

Total Dollarama Group Holdings L.P.				(38,384)	21,329	44,830	(68,642)

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group L.P.

			For the 26-week period ended August 2, 2009
			Impact on balance sheet	Impact on other comprehensive loss	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized loss on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Changes in fair value of derivative financial instruments	Foreign exchange gain on long-term debt
Long-term debt
Senior subordinated notes	3		29,802	—	29,802	—	(29,802)
Term B loan	3		35,087	—	35,087	—	(35,087)
Other foreign exchange gains and losses				—	236	—	771

				—	65,125	—	(64,118)

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	(58,351)	(58,351)	—	—	—
Impact lag on foreign exchange forward contracts	5	(b)	—	(6,193)	—	(6,193)	—
Foreign currency swap agreements	5	(c)	(36,339)	(6,537)	(29,802)	29,802	—
Realized gain (loss) on foreign currency agreement interest payments	5	(c)		44	79	44	—

				(71,037)	(29,723)	23,653	—

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	(37,243)	—	(37,243)	37,243	—
Realized gain (loss) on foreign currency and interest rate swaps interest payments	5	(a)	—	—	(378)	—	—

				—	(37,621)	37,243	—

				(71,037)	(2,219)	60,896	(64,118)

Dollarama Group Holdings L.P.

Long-term debt
Total as per Dollarama Group L.P.				(71,037)	(2,219)	60,896	(64,118)
Senior subordinated deferred interest notes	5	(c)	30,095	—	30,095	—	(30,095)
Other foreign exchange gains and losses				—	958	—	—

Total Dollarama Group Holdings L.P.				(71,037)	28,834	60,896	(94,213)

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group L.P.

			For the 13-week period ended August 3, 2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized gain on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Changes in fair value of derivative financial instruments	Foreign exchange gain on long-term debt
Long-term debt
Senior subordinated notes	3		(1,560)	—	(1,560)	—	1,560
Term B loan	3		(1,985)	—	(1,985)	—	1,985
Other foreign exchange gains and losses				—	289	—	(294)

				—	(3,256)	—	3,251

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	3,020	3,020	—	—	—
Impact lag on foreign exchange forward contracts	5	(b)	—	912	—	912	—
Foreign currency swap agreements	5	(c)	(73)	(1,633)	1,560	(1,560)	—
Foreign currency swap – ineffective position	5	(c)	(306)	(393)	87	(87)	—
Realized gain (loss) on foreign currency agreement interest payments	5	(c)		—	(336)	—	—

				1,906	1,311	(735)	—

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	3,544	—	3,544	(3,544)	—
Realized gain (loss) on foreign currency and interest rate swaps interest payments	5	(a)	—	—	(1,133)	—	—

				—	2,411	(3,544)	—

				1,906	466	(4,279)	3,251

Dollarama Group Holdings L.P.

Long-term debt
Total as per Dollarama Group L.P.				1,906	466	(4,279)	3,251
Senior subordinated deferred interest notes	5	(c)	(1,383)	—	(1,383)	—	1,383
Other foreign exchange gains and losses				—	(185)	—	—

Total Dollarama Group Holdings L.P.				1,906	(1,102)	(4,279)	4,634

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group L.P.

			For the 26-week period ended August 3, 2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized gain on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Changes in fair value of derivative financial instruments	Foreign exchange gain on long-term debt
Long-term debt
Senior subordinated notes	3		(6,620)	—	(6,620)	—	6,620
Term B loan	3		(8,166)	—	(8,166)	—	8,166
Other foreign exchange gains and losses				—	811	—	(761)

				—	(13,975)	—	14,025

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	13,370	13,370	—	—	—
Impact lag on foreign exchange forward contracts	5	(b)	—	4,410	—	4,410	—
Foreign currency swap agreements	5	(c)	(138)	(6,482)	6,620	(6,620)	—
Foreign currency – ineffective position	5	(c)	(306)	(393)	87	(87)	—
Realized gain (loss) on foreign currency agreement interest payments	5	(c)		—	(1,748)	—	—

				10,905	4,959	(2,297)	—

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	8,329	—	8,329	(8,329)	—
Realized gain (loss) on foreign currency and interest rate swaps interest payments	5	(a)	—	—	(2,615)	—	—

				—	5,714	(8,329)	—

				10,905	(3,302)	(10,626)	14,025

Dollarama Group Holdings L.P.

Long-term debt
Total as per Dollarama Group L.P.				10,905	(3,302)	(10,626)	14,025
Senior subordinated deferred interest notes	5	(c)	(5,922)	—	(5,922)	—	5,922
Other foreign exchange gains and losses				—	(332)	—	—

Total Dollarama Group Holdings L.P.				10,905	(9,556)	(10,626)	19,947

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

a)	Foreign currency and interest rate swap agreements

The Partnership entered into swap agreements consisting of a combination of a foreign currency swap and an interest rate swap that were undertaken to address two risks with its US-dollar LIBOR-based term bank loans (note 3).

The swap agreements enable the Partnership to convert the interest rate on the debt from US-dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.1922. The swap agreements provide for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.9% (in Canadian dollars) and to receive interest at LIBOR plus 2.5% (in US dollars) with a fixed US/Canadian dollar conversion rate of 1.1922.

The foreign currency swap enables the Partnership to effectively hedge the exchange rate on its principal payments on the US-dollar debt at 1.1922.

Changes in fair value of the foreign currency and interest rate swap agreements are reported to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a loss of $26,392,000 (August 3, 2008 – gain of $3,544,000) was recorded to earnings for the 13-week period ended August 2, 2009 and a loss of $37,243,000 (August 3, 2008 – gain of $8,329,000) was recorded to earnings for the 26-week period ended August 2, 2009.

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

The fair value of the foreign exchange forward contracts is recorded in accumulated other comprehensive income and is reclassified to earnings under “Cost of sales” based on an estimated time to recognize the related retail inventory costing in earnings. A gain of $8,633,000 has been reclassified from accumulated other comprehensive income to cost of sales for the 13-week period ended August 2, 2009 (August 3, 2008 – loss of $2,593,000) and a gain of $26,290,000 has been reclassified from accumulated other comprehensive income to cost of sales for the 26-week period ended August 2, 2009 (August 3, 2008 – loss of $8,685,000). In addition to the fair value of the foreign exchange forward contracts representing a loss of $25,176,000 as of August 2, 2009 (February 1, 2009 – gain of $33,175,000), accumulated other comprehensive income includes a gain of $11,464,000 (February 1, 2009 – gain of $17,657,000) on foreign exchange forward contracts settled before August 2, 2009, which will be reported to earnings based on an estimated time to recognize the related retail inventory costing in earnings.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

c)	Foreign currency swap agreements

The Partnership entered into two foreign currency swap agreements with its lenders which were undertaken to modify foreign exchange risk associated with the principal and interest payments on the US$200,000,000 senior subordinated notes (note 3).

The fair value of the foreign currency swap agreements is recorded in accumulated other comprehensive income. A portion of the changes in the fair value of the foreign currency swap agreements (representing the offsetting impact of the conversion of the senior subordinated notes from US dollars to Canadian dollars at the balance sheet date) is reclassified from accumulated other comprehensive income to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the 13-week period ended August 2, 2009, a loss of $21,682,000 (August 3, 2008 – gain of $1,560,000) was reclassified from accumulated other comprehensive income to earnings and a loss of $29,802,000 (August 3, 2008 – gain of $6,620,000) was reclassified from accumulated other comprehensive income to earnings for the 26-week period ended August 2, 2009.

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

	Number of Class B common share options		Weighted average purchase price $	Number of Class B preferred share options		Weighted average purchase price $
	Service	Performance		Service	Performance
Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – February 1, 2009	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88
Granted during the period	35,121	70,242	11.20	100,274	200,548	1.56
Outstanding – August 2, 2009	915,543	1,831,086	3.55	2,613,736	5,227,472	0.91

Exercisable – August 2, 2009	589,610	—		1,683,225	—

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Related party transactions

Included in expenses are management fees of $810,000 and $1,620,000 respectively for the 13-week and 26-week periods ended August 2, 2009 (August 3, 2008 – $795,000 and $1,590,000 respectively) charged by an affiliate of Bain Capital Partners VIII, LP, a private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which mainly comprise rent total $2,362,444 and $4,800,444 respectively for the 13-week and 26-week periods ended August 2, 2009 (August 3, 2008 – $2,404,000 and $4,770,000 respectively).

Included in accrued expenses and other is $750,000 payable to Bain Capital Partners VIII, LP as of August 2, 2009 (February 1, 2009 – $1,500,000).

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

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair value measurement

In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, delaying the effective date of Statement No. 157 (“SFAS 157”), “Fair Value Measurements”, to fiscal years beginning after November 15, 2008 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Partnership adopted the requirements of FAS 157-2 on February 2, 2009 with no significant impact on its interim consolidated financial statements.

Intangible assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also provides additional disclosure requirements related to recognized intangible assets. The guidance for determining useful lives of intangible assets under this FSP is effective for intangible assets acquired in fiscal years beginning after December 15, 2008. Disclosure requirements under this FSP are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008. The adoption of this new standard had no impact on the interim consolidated financial statements.

Business combinations

In December, 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquire, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This Statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this new standard had no impact on the interim consolidated financial statements.

Non-controlling interests

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported, including the amounts attributable to both the parent interest and the non-controlling interest. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this new standard as of February 2, 2009 had no impact on the interim consolidated financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair value measurement

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also amends the disclosure provisions of SFAS 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Partnership has adopted the disclosure requirements of this FSP with respect to its August 2, 2009 interim consolidated financial statements.

Interim disclosures about fair value of financial instruments

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amend APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective in reporting periods ending after June 15, 2009. The Partnership has adopted the disclosure requirements of this FSP with respect to its August 2, 2009 interim consolidated financial statements.

Recognition and presentation of other-than-temporary impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership has adopted the disclosure requirements under this FSP with respect to its August 2, 2009 interim consolidated financial statements.

Subsequent events

In May 2009, the FASB issued Statement No. 165 (“SFAS 165”), “Subsequent Events”, providing guidance on management’s assessment of subsequent events. Historically, management had relied on US auditing literature for guidance on assessing and disclosing subsequent events. SFAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s interim financial statements.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

SFAS 165 does not significantly change practice because its guidance is similar to that in existing US auditing literature on subsequent events, although with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”. Management must perform its assessment for both interim and annual financial reporting periods.

SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. Management applied the requirements of this Statement in the preparation of its August 2, 2009 interim consolidated financial statements as mentioned in note 1.

9	Subsequent Events

We intend to seek an amendment to our senior secured credit facility to add a new secured revolving credit facility which would replace our existing secured revolving credit facility. We expect to receive a commitment letter pursuant to which certain lenders are to provide Dollarama Group L.P. with a $75.0 million secured revolving credit facility which would provide us with funds for working capital and general corporate purposes. The new secured revolving credit facility would mature in July 2012 and otherwise have the same terms, pricing, covenants, guarantees and security as the existing secured revolving credit facility.

Accounting pronouncements not yet applied

FASB Accounting Standards Codification

On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the Securities and Exchange Commission), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and non-authoritative.

The FASB has indicated that the Codification does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 In terms of its applicability as the single source of authoritative GAAP, the Codification was adopted by the Partnership upon its issuance. The Partnership is evaluating the impact on disclosure of adopting the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166), which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Some of the major changes undertaken by SFAS No. 166 include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions in SFAS No. 140. Specifically, SFAS No. 166 aimed to:

•	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

•	clarify when a transferred asset is considered legally isolated from the transferor,

•	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

•	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

¡	transfers of individual or groups of financial assets in their entirety and

¡	transfers of participating interests

SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Partnership will assess the impact of adopting this Statement on its consolidated financial statements.

Supplemental disclosure to comply with accounting principles generally accepted in the United States

Fair value measurement

SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is available and significant to the fair value measurement. SFAS 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

The following table presents information about the Partnership’s financial assets and financial liabilities measured at fair value on a recurring basis as of August 2, 2009, in accordance with SFAS 157, and indicates the fair value hierarchy of the valuation techniques used by the Partnership to determine such fair value.

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair value measurement at reporting date using:

	Dollarama Group L.P.
Balance sheet classification and nature	August 2, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Assets
Cash and cash equivalents	103,433	103,433	—	—
Accounts receivable	1,394	—	—	1,394
Derivative financial instruments – Current	1,769	—	1,769	—
Derivative financial instruments – Non-current	5,598	—	5,598	—

Liabilities
Accounts payable	49,352	—	—	49,352
Accrued expenses and other	41,037	—	—	41,037
Derivative financial instruments – Current	72,702	—	72,702	—

	Dollarama Group Holdings L.P.
Balance sheet classification and nature	August 2, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Assets
Cash and cash equivalents	103,458	103,458	—	—
Accounts receivable	1,394	—	—	1,394
Derivative financial instruments – Current	1,769	—	1,769	—
Derivative financial instruments – Non-current	5,598	—	5,598	—

Liabilities
Accounts payable	50,247	—	—	50,247
Accrued expenses and other	43,361	—	—	43,361
Derivative financial instruments – Current	72,702	—	72,702	—

Dollarama Group L.P. and

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

August 2, 2009

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

All references to “Fiscal 2007” in this report are to the Partnership’s fiscal year ended February 4, 2007, to “Fiscal 2008” are to the Partnership’s fiscal year ended February 3, 2008, to Fiscal 2009 are to the Partnership’s fiscal year ended February 1, 2009 and to “Fiscal 2010” are to the Partnership’s fiscal year ending January 31, 2010.

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

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in consumer buying trends, consumer debt level, inflation, unemployment, currency fluctuations, market volatility, refinancing conditions, changes in inventory and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and the risks set forth in Part I Item 1A herein.

Overview

We are the leading operator of dollar stores in Canada with more than four times the number of stores as our next largest dollar store competitor in Canada. We are the only operator with a significant national presence and are continuing to expand in all Canadian provinces. Our stores average approximately 9,785 square feet and offer a targeted mix of merchandise at compelling values, including private label and nationally branded products. We offer a broad range of quality consumer products and general merchandise for everyday use, in addition to seasonal products. Our quality merchandise is sold in individual or multiple units at select fixed price points between $1.00 and $2.00, with the exception of select candy offered at $0.65. In addition, our stores are corporate-owned, enabling us to offer our customers a “one store” experience with a consistent look and layout.

Our strategy is to grow sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of customers. We continually strive to maintain and improve the efficiency of our operations. Our products are sold primarily in individual or multiple units at fixed prices of $0.65 (for select candy), $1.00, $1.25, $1.50 and $2.00. Prior to February 2009, all of our merchandise was sold at a single $1.00 price point, with the exception of select candy offered at $0.65. On February 2, 2009, we introduced additional price points of $1.25, $1.50 and $2.00 which have allowed us to further broaden our product offering.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and takes possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete fiscal months relative to the same period in the prior year. In Fiscal 2008, we revised our method for determining the stores that are included in the comparable store sales calculation. Beginning with the fourth quarter of Fiscal 2008, we provided the comparable store sales calculation for the stores that have been open at least 13 complete fiscal months and remain open at the end of the period. Previously, the comparable store sales calculation included only stores that had been open at least 13 complete fiscal months, that remain open at the end of the period and that were open for the entire previous year comparable period.

We include sales from expanded stores and relocated stores in comparable store sales. The primary drivers of comparable store sales performance are changes in number of transactions and average transaction size. To increase comparable store sales, we focus on offering a wide selection of high-quality merchandise at attractive values in well designed, consistent and convenient store formats.

We have historically experienced limited seasonal fluctuations in sales and expect this trend to continue. We generated 29.0% of our sales in fiscal year ended February 1, 2009 during the fourth quarter due to the Christmas selling season.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consist mainly of merchandise and transportation costs (which are variable and proportional to our sales volume), store occupancy costs and certain distribution labour costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. In the past, as a single fixed-price dollar store, increases in operating and merchandise costs could negatively impact our operating results because we were not able to pass on cost increases to our customers. Redesigning direct sourced products was the only means to mitigate the impact of increasing unit costs. Although cost increases could still negatively impact our business, with our new multiple price point product offering introduced February 2, 2009, we now have greater flexibility to react to cost increases on a timely basis. We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the twelve-month period ended August 2, 2009, the direct overseas sourcing was 51.6% of our purchases compared to 53.2% for the same period in the prior year. While we still source a majority of our overseas products from China, we have been steadily increasing our purchases from other overseas suppliers in the last two fiscal years, including goods sourced directly from India, Indonesia, Thailand, Turkey, Uruguay and Vietnam. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

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

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at attractive market rates due to the increased consumer traffic which our stores usually generate in strip malls and shopping centers. We typically enter into leases with base terms of ten years and options to renew for one or more periods of five years each.

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

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of store labour and maintenance costs, which are primarily fixed, and salaries and related benefits of corporate and field management team members, administrative office expenses, professional fees and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our infrastructure to effectively meet the needs generated by the growth of the Partnership. General, administrative and store operating expenses also include management fees of up to $3.0 million per year plus expenses paid pursuant to a management agreement with a fund advised by Bain Capital Partners, LLC.

Merchandising Strategy

As part of our ongoing effort to offer more value and higher quality goods to our customers, on February 2, 2009, we began offering in all our stores an additional assortment of products priced between $1.00 and $2.00. While the majority of products continue to be priced at $1.00, offering products between the $1.00 and $2.00 price range has expanded our merchandise selection with new items across most categories.

Economic or Industry-Wide Factors Affecting the Partnership

We operate in the value retail industry, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with other dollar stores, variety and discount stores and mass merchants operating in Canada. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, expect continuing pressure resulting from a number of factors including, but not limited to: merchandise costs, recession and instability in the global economy, consumer debt levels and buying patterns, adverse economic conditions, interest rates, market volatility, customer preferences, unemployment, labour costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs. Due to current economic conditions, consumer spending could decline because of economic pressures, including unemployment. Reductions in consumer confidence and spending could have an adverse effect on our sales.

Effect of Inflation

The Partnership experienced material increases in merchandise costs, labour, energy, transportation and fuel costs during Fiscal 2009 which the Partnership believes was mainly due to inflation. Continued increases in such costs could adversely impact the Partnership’s operating results. The Partnership believes that inflation also had an impact on the Partnership’s overall operating results during Fiscal 2008 and Fiscal 2007.

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

Property and Equipment

Property and equipment are carried at cost. Property and equipment are amortized over the estimated useful lives of the respective assets as follows: (i) on the declining balance method, computer equipment and vehicles at 30%; and (ii) on the straight-line method, store and warehouse equipment at eight to ten years, computer software at five years and leasehold improvements at the terms of the lease. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which we consider could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and current, historical or projected losses that demonstrate continuing losses. Impairment is assessed by comparing the carrying amount of an asset with the expected future net undiscounted cash flows from its use together with its residual value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. The estimates regarding their fair value include assumptions about future conditions relating to our business, as well as the industry. If actual cash flows differ from those projected by management, additional write-offs may be required.

Operating Leases

We recognize rental expense and inducements received from landlords on a straight-line basis over the term of the leases. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements on our balance sheet.

Financial Instruments

Fair market value

We estimate the fair market value of our financial instruments based on current interest rates, foreign currency exchange rate, credit risk, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

Hedging

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

Foreign exchange risks

We have significant cash flows and long-term debt denominated in U.S. dollars. We use foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. Forward contracts and foreign currency swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

Interest risks

Our interest rate risk is primarily in relation to our floating rate borrowings. We have entered into some swap agreements to mitigate part of this risk.

Others

In the event a derivative financial instrument designated as a cash flow hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under accumulated other comprehensive income (loss) and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

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

Results of Operations

In the following discussion, we address the results of operations of Group L.P and Holdings. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, and foreign exchange gain or loss associated with Holdings’ outstanding balance of Deferred Interest Notes. Therefore, discussion related to sales, cost of sales, general, administrative and store operating expenses and amortization is almost identical for both Group L.P. and Holdings. Beginning with the discussion of interest expense and continuing through the discussion of net earnings, we discuss Group L.P. and Holdings separately.

13-Week Period Ended August 2, 2009 Compared to 13-Week Period ended August 3, 2008

The following tables set forth the major components of Group L.P. and Holdings’ consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Group L.P.		Holdings
	13-Week Period Ended August 2, 2009	13-Week Period Ended August 3, 2008	13-Week Period Ended August 2, 2009	13-Week Period Ended August 3, 2008
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1%	64.8%	66.1%	64.8%
General, administrative and store operating expenses	20.1%	19.8%	20.1%	19.8%
Amortization	2.1%	2.1%	2.1%	2.1%
Interest expense	2.8%	3.7%	4.4%	5.5%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.4%	(0.2)%	(7.0)%	0.4%
Income taxes	0.0%	0.0%	0.0%	0.0%
Net earnings	8.5%	9.8%	14.3%	7.3%

Sales

Our sales increased $39.1 million, or 14.8%, from $264.3 million for the 13-week period ended August 3, 2008, to $303.4 million for the 13-week period ended August 2, 2009. Comparable store sales increased 7.0% during the 13-week period ended August 2, 2009, representing an increase of approximately $15.5 million. The comparable store sales increase was driven by a 1.4% increase in the number of transactions, as well as a 5.6% increase in the average transaction size. The remaining portion of the sales growth, or $23.6 million, was driven primarily by the full impact of the 54 stores opened in the last 13 full fiscal months ending August 2, 2009, and the incremental impact of four earlier store openings.

On February 2, 2009, we introduced our new selection of items at price points of $1.25, $1.50 and $2.00. This introduction was made progressively in the first quarter and the vast majority of our products is still sold at $1.00. We believe the introduction of new price points has favorably impacted our revenues and resulted in both an improved number of transactions and average transaction size. Our total store square footage increased 9.6% from 5.2 million at August 3, 2008 to 5.7 million at August 2, 2009.

Cost of Sales

Our cost of sales increased $29.4 million, or 17.2%, from $171.1 million for the 13-week period ended August 3, 2008, to $200.6 million for the 13-week period ended August 2, 2009. Our gross margin decreased to 33.9% for the 13-week period ended August 2, 2009 from 35.2% for the 13-week period ended August 3, 2008. The decrease in gross margin was driven primarily by a one-time favourable adjustment to our cost of direct-to-store delivered products in the period ended August 3, 2008, and the unfavourable impact of a stronger US dollar relative to the Canadian dollar on our imported product costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $8.7 million, or 16.7%, from $52.2 million for the 13-week period ended August 3, 2008, to $60.9 million for the 13-week period ended August 2, 2009. This increase was primarily driven by an increase in store labour costs due to the increased number of stores in operation and average minimum wage increases of approximately 7.0%, processing fees for an increased number of debit and credit card transactions and increased store inventory count costs and blue box recycling program costs. These increases were offset by higher distribution labour productivity and lower professional fees and advertising costs. As a percentage of sales, our general, administrative and store operating expenses increased from 19.8% for the 13-week period ended August 3, 2008 to 20.1% for the 13-week period ended August 2, 2009.

Amortization

Amortization expense increased $0.7 million, from $5.6 million for the 13-week period ended August 3, 2008, to $6.3 million for the 13-week period ended August 2, 2009. Amortization of property and equipment increased $0.8 million due to new store openings and was offset $0.1 million by lower amortization of favourable leases.

Interest Expense

For Group L.P., interest expense decreased $1.2 million from $9.7 million for the 13-week period ended August 3, 2008, to $8.5 million for the 13-week period ended August 2, 2009, driven by the lower debt outstanding and lower interest rates on variable-rate debt, and partially offset by the impact of the stronger U.S. dollar relative to the Canadian dollar. Average rates for translating U.S. dollars into Canadian dollars were 1.1316 for the 13-week period ended August 2, 2009 and 1.0101 for the 13-week period ended August 3, 2008.

For Holdings, interest expense decreased $1.2 million from $14.7 million for the 13-week period ended August 3, 2008 to $13.5 million for the 13-week period ended August 2, 2009 for the same reasons as stated for Group L.P.

Foreign Exchange Loss (Gain) on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt increased $1.8 million from a $0.5 million gain for the 13-week period ended August 3, 2008, to a $1.3 million loss for the 13-week period ended August 2, 2009 due to payments under foreign currency and interest rate swap agreements and a difference in foreign exchange rates.

For Holdings, foreign exchange gain on derivative financial instruments and long-term debt increased $22.4 million from a $1.1 million loss for the 13-week period ended August 3, 2008, to a $21.3 million gain for the 13-week period ended August 2, 2009, due mainly to the impact of strengthening of the Canadian dollar relative to the U.S. dollar on the Deferred Interest Notes which are unhedged.

Provision for Income Taxes

For both Group L.P. and Holdings, income tax expense remained the same at $0.1 million for the 13-week period ended August 2, 2009. Net earnings for the 13-week periods ended August 3, 2008, and August 2, 2009, constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P. net earnings decreased $0.3 million from $26.0 million for the 13-week period ended August 3, 2008, to $25.7 million for the 13-week period ended August 2, 2009, mainly due to an increase in general, administrative and store operating expenses and an increase in loss on foreign exchange on derivative financial instruments and long-term debt, offset by higher gross margin dollars.

For Holdings, net earnings increased $23.9 million from $19.4 million for the 13-week period ended August 3, 2008 to $43.3 million for the 13-week period ended August 2, 2009 due to the same factors described in Group L.P.’s net earnings decrease of $0.3 million, offset by the foreign exchange gain of $24.2 million on the outstanding Deferred Interest Notes which are unhedged.

26-Week Period Ended August 2, 2009 Compared to 26-Week Period ended August 3, 2008

The following tables set forth the major components of Group L.P. and Holdings’ consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Group L.P.		Holdings
	26-Week Period Ended August 2, 2009	26-Week Period Ended August 3, 2008	26-Week Period Ended August 2, 2009	26-Week Period Ended August 3, 2008
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0%	66.1%	66.0%	66.1%
General, administrative and store operating expenses	20.7%	20.1%	20.7%	20.1%
Amortization	2.1%	2.1%	2.1%	2.1%
Interest expense	3.2%	3.9%	5.0%	6.0%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.4%	0.7%	(5.0)%	1.9%
Income taxes	0.0%	0.0%	0.0%	0.0%
Net earnings	7.6%	7.1%	11.1%	3.8%

Sales

Our sales increased $75.7 million, or 15.1%, from $501.1 million for the 26-week period ended August 3, 2008, to $576.8 million for the 26-week period ended August 2, 2009. Comparable store sales increased 7.2% in the 26-week period ended August 2, 2009, representing an increase of approximately $29.6 million. The comparable store sales increase was driven by a 2.4% increase in the number of transactions, as well as a 4.8% increase in the average transaction size. The remaining portion of the sales growth, or $46.0 million, was driven primarily by the full impact of the 54 stores opened in the last 13 full fiscal months ending August 2, 2009, and the incremental impact of 13 earlier store openings.

On February 2, 2009, we introduced our new selection of items at price points of $1.25, $1.50 and $2.00. This introduction was made progressively in the first quarter and the vast majority of our products is still sold at $1.00. We believe the introduction of new price points has favourably impacted our sales and resulted in both an improved number of transactions and higher average transaction size. Our total store square footage increased 9.6% from 5.2 million at August 3, 2008 to 5.7 million at August 2, 2009.

Cost of Sales

Our cost of sales increased $49.4 million, or 14.9%, from $331.3 million for the 26-week period ended August 3, 2008, to $380.7 million for the 26-week period ended August 2, 2009. Our gross margin increased to 34.0% for the 26-week period ended August 2, 2009 from 33.9% for the 26-week period ended August 3, 2008. Gross margin was favourably impacted by decreases in product costs, offset by increased logistics and labour costs, including: (i) increased costs of road transportation to the western provinces during the winter months of Fiscal 2010 as compared to shipping by train which was less costly but less reliable during the winter months of Fiscal 2009, (ii) a $1.5 million retroactive health and safety assessment incurred this year in the Province of Quebec which we are currently contesting, and (iii) increased inventory reserves we are taking this year in anticipation of potential transition-related costs associated with the introduction of our new assortment of merchandise priced between $1.00 and $2.00.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $18.6 million, or 18.4%, from $100.8 million for the 26-week period ended August 3, 2008, to $119.3 million for the 26-week period ended August 2, 2009. This increase was primarily driven by an increase in store labour costs due to the increased number of stores in operation and average minimum wage increases of 7%, processing fees for an increased number of debit and credit card transactions and increased store inventory count costs and blue box recycling program costs. These increased costs were partially offset by improved distribution labour productivity and lower professional fees and advertising costs. As a percentage of sales, our general, administrative and store operating expenses increased from 20.1% for the 26-week period ended August 3, 2008 to 20.7% for the 26-week period ended August 2, 2009.

Amortization

Amortization expense increased $2.0 million, from $10.3 million for the 26-week period ended August 3, 2008, to $12.3 million for the 26-week period ended August 2, 2009. Amortization of property and equipment increased $1.8 million due to new store openings and $0.6 million due to a write-off of unfavourable lease amortization in the prior year, and was offset by $0.4 million lower amortization of favourable leases.

Interest Expense

For Group L.P., interest expense decreased $1.2 million from $19.5 million for the 26-week period ended August 3, 2008, to $18.3 million for the 26-week period ended August 2, 2009, driven by the lower debt outstanding and lower interest rates on variable-rate debt, and partially offset by the impact of the stronger U.S. dollar relative to the Canadian dollar. Average rates for translating U.S. dollars into Canadian dollars were 1.1883 for the 26-week period ended August 2, 2009 and 1.0080 for the 26-week period ended August 3, 2008.

For Holdings, interest expense decreased $1.1 million from $30.0 million for the 26-week period ended August 3, 2008, to $28.9 million for the 26-week period ended August 2, 2009 for the same reasons as stated for Group L.P.

Foreign Exchange Loss (Gain) on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt decreased $1.1 million from $3.3 million for the 26-week period ended August 3, 2008, to a $2.2 million loss for the 26-week period ended August 2, 2009 due to payments under foreign currency and interest rate swap agreements and the impact of the strengthening of the Canadian dollar relative to the U.S. dollar.

For Holdings, foreign exchange gain on derivative financial instruments and long-term debt increased $38.4 million from a $9.6 million loss for the 26-week period ended August 3, 2008, to a $28.8 million gain for the 26-week period ended August 2, 2009, due mainly to the impact of the strengthening of the Canadian dollar relative to the U.S. dollar on the Deferred Interest Notes which are unhedged.

Provision for Income Taxes

For both Group L.P. and Holdings, income tax expense remained the same at $0.2 million for the 26-week period ended August 2, 2009. Net earnings for the 26-week period ended August 3, 2008, and August 2, 2009, constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P. net earnings increased $8.2 million from $35.6 million for the 26-week period ended August 3, 2008, to $43.8 million for the 26-week period ended August 2, 2009. The increase in net earnings was driven mainly by sales growth, higher gross margin dollars, lower interest costs, a smaller loss on foreign exchange on derivative financial instruments and long-term debt, and partially offset by the increases in general, administrative and store operating expenses, and in amortization of property and equipment expenses associated with the growth of our business.

For Holdings, net earnings increased $45.3 million from $18.9 million for the 26-week period ended August 3, 2008 to $64.2 million for the 26-week period ended August 2, 2009 due to the same factors described in Group L.P.’s net earnings increase and a foreign exchange gain on the outstanding Deferred Interest Notes which are unhedged.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the statement of cash flows of Group L.P. and Holdings:

	Group L.P.		Holdings
(dollars in thousands)	13-Week Period Ended August 2, 2009	13-Week Period Ended August 3, 2008	13-Week Period Ended August 2, 2009	13-Week Period Ended August 3, 2008
Net cash provided by operating activities	$55,323	$37,855	$55,323	$37,855
Net cash used in investing activities	(8,692)	(7,730)	(8,692)	(7,730)
Net cash used in financing activities	(9,927)	(7,545)	(9,924)	(7,544)

Net increase (decrease) in cash and cash equivalents	36,704	22,580	36,707	22,581
Cash and cash equivalents, beginning of period	66,729	32,229	66,751	32,244

Cash and cash equivalents, end of period	$103,433	$54,809	$103,458	$54,825

	Group L.P.		Holdings
(dollars in thousands)	26-Week Period Ended August 2, 2009	26-Week Period Ended August 3, 2008	26-Week Period Ended August 2, 2009	26-Week Period Ended August 3, 2008
Net cash provided by operating activities	$74,759	$66,677	$74,759	$66,885
Net cash used in investing activities	(16,800)	(16,821)	(16,800)	(16,821)
Net cash used in financing activities	(20,649)	(21,247)	(20,642)	(21,453)

Net increase (decrease) in cash and cash equivalents	37,310	28,609	37,317	28,611
Cash and cash equivalents, beginning of period	66,123	26,200	66,141	26,214

Cash and cash equivalents, end of period	$103,433	$54,809	$103,458	$54,825

Cash Flows from Operating Activities

Group L.P. cash flows from operating activities for the 13-week period ended August 2, 2009, were 55.3 million, an increase of $17.5 million compared to the 13-week period ended August 3, 2008, due mainly to a decrease in our working capital requirements.

For Holdings the cash flows from operating activities were identical to Group L.P.’s 13-week periods ended August 2, 2009 and August 3, 2008.

Group L.P. cash flows from operating activities for the 26-week period ended August 2, 2009, were $74.8 million, an increase of $8.1 million compared to the 26-week period ended August 3, 2008, due mainly to the growth in our business and a decrease in our working capital requirements.

For Holdings the cash flows from operating activities were almost identical to Group L.P.’s 26-week periods ended August 2, 2009 and August 3, 2008.

Cash Flows from Investing Activities

Cash flows used by Group L.P. for investing activities in the 13-week period ended August 2, 2009 were $8.7 million, compared to $7.7 million in the 13-week period ended August 3, 2008. The increase was due to the opening of nine new stores less one temporary store closure versus eight new stores opened less two temporary store closures during the same period in the prior year. In addition, we invested in interior displays and exterior signage associated with our new selection of items at price points of $1.25, $1.50 and $2.00. These investments were partially offset by less cash used in the continued implementation of our enterprise-wide system technology solution encompassing finance, distribution, warehouse management and supply chain functions which we first introduced during fourth quarter of our fiscal year ended February 4, 2007 and less cash used to deploy our debit card technology.

Cash flows used by Group L.P. for investing activities in the 26-week period ended August 2, 2009 were $16.8 million, almost identical to cash flows used for investing activities in the 26-week period ended August 3, 2008. Cash flows required for projects in fiscal year ended February 3, 2008, including cash registers, debit card technology and the initial implementation of our enterprise-wide system technology solution were offset by higher spending for 22 new stores less one temporary store closure during the 26-week period ended August 2, 2009 compared with 18 new stores less three temporary store closures during the 26-week period ended August 3, 2008.

For Holdings the cash flow used for investing activities were identical to Group L.P. in both periods.

Cash Flows from Financing Activities

Cash flows used by Group L.P. for financing activities totaled $9.9 million in the 13-week period ended August 2, 2009 and included a $7.5 million scheduled principal repayment on the term loan A facility and a $0.7 million (U.S.$0.6 million) scheduled quarterly principal repayment on the term loan B facility. The remaining $1.7 million was used to make a capital distribution to our parent company for corporate taxes.

Cash flows used by Group L.P. for financing activities totaled $20.6 million in the 26-week period ended August 2, 2009 and included $15.0 million scheduled principal repayments on the term loan A facility and $1.4 million (U.S.$1.2 million) scheduled quarterly principal repayments on the term loan B facility. The remaining $4.2 million was used to make a capital distribution to our parent company for corporate taxes.

For Holdings, the small difference compared to Group L.P.’s cash used by financing activities in both periods is for financing costs related to the Deferred Interest Notes.

Capital Expenditures

Capital expenditures for the 13-week period ended August 2, 2009 were $8.7 million offset by tenant allowances of $0.6 million as compared with $7.8 million, offset by tenant allowances of $0.8 million for the 13-week period ended August 3, 2008. Capital expenditures for the 26-week period ended August 2, 2009 were $16.8 million, offset by tenant allowances of $1.8 million as compared with $16.9 million offset by tenant allowances of $1.3 million for the 26-week period ended August 3, 2008.

For the 13-week and 26-week periods ended August 2, 2009, capital expenditures for new, expanded, renovated or relocated stores and store improvements were $7.6 million and $14.9 million respectively, while $1.1 million and $ 1.9 million respectively, were spent on projects to improve our in-store displays, exterior signage, and warehouses and distribution center.

In each of Fiscal 2009 and Fiscal 2008, the average cost to open a new store was approximately $0.6 million, including $0.4 million for capital expenditures and $0.2 million for inventory.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flows generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the acquisition of the Dollarama business in 2004 by Dollarama Capital Corporation, an entity formed by funds advised by Bain Capital Partners, LLC, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of borrowings under the term loan A facility and U.S.$201.3 million of borrowings under the term loan B facility ($240.0 million based on the exchange rate on the closing date of the acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional borrowings under the term loan B facility of U.S.$45.0 million (approximately $48.5 million based on the exchange rate on August 2, 2009) that we incurred pursuant to an amendment to our senior secured credit facility to (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

On December 20, 2006, we issued U.S.$200.0 million Deferred Interest Notes bearing interest at 6-month LIBOR plus 5.75% (increasing to 6.25% after two years and 6.75% after three years) per annum, payable semi annually and maturing in August 2012. We used the proceeds from the sale of these notes to make a cash distribution to our parent and to pay related fees and expenses.

As of August 2, 2009, we and our subsidiaries had approximately $292.0 million of senior secured debt outstanding, consisting of debt outstanding under our senior secured credit facility, and U.S.$200.0 million ($215.5 million based on exchange rate on August 2, 2009) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$212.2 million ($228.6 million based on the exchange rate on August 2, 2009) of senior deferred interest debt outstanding, consisting of Deferred Interest Notes.

Our and our subsidiaries’ ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flows from operations, together with borrowings available under our senior secured credit facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, or cover any shortfall in funding for any unanticipated expenses.

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

Credit Facility

        As of August 2, 2009, the senior secured credit facility consists of a (i) $38.2 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$235.5 million ($253.8 million based on the exchange rate on August 2, 2009) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. As of August 2, 2009, there was an aggregate $294.6 million outstanding under the senior secured credit facility, including $2.6 million of letters of credit outstanding under the revolving credit facility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, (a) a U.S. base rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate of interest for U.S. dollar loans made in Canada and (ii) the federal funds effective rate (converted to a rate based on a 365 or 366 day period, as the case may be) plus 1.0% per annum or (b) the rate per annum equal to the rate determined by Royal Bank of Canada to be the offered rate that appears on the page of the Telerate screen 3750 that displays an average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars for an interest period chosen by the applicable borrower of one, two, three, or six months (or, if made available by all applicable lenders, nine or twelve month periods) and (2) in the case of Canadian dollar denominated loans, (a) a Canadian prime rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate for Canadian dollar loans made in Canada and (ii) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptances for an interest period of one month as listed on the applicable Reuters Screen CDOR (Certificate of Deposit Offered Rate) page (plus 0.10% for certain lenders) plus 1.0% per annum or (b) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptances for the appropriate interest period as listed on the applicable Reuters Screen CDOR (Certificate of Deposit Offered Rate) page (plus 0.10% for certain lenders).

The applicable margin percentages for Canadian dollar denominated loans and U.S. dollar denominated loans are subject to adjustment based upon the level of the total lease-adjusted leverage ratio. As of August 2, 2009, the applicable margin percentage for was .75% for Canadian prime rate loans and 1.75% for bankers’ acceptances and the applicable margin percentage was 1.75% for adjusted LIBOR rate loans and 0.75% for U.S. base rate loans. Swingline loans bear interest at an interest rate equal to the interest rate for Canadian prime rate loans. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of the total lease-adjusted leverage ratio. As of August 2, 2009, the commitment fee was 0.375%.

Our senior secured credit facility contains various restrictive covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries, to, among other things: make investments and loans, make capital expenditures, incur, assume, or permit to exist additional indebtedness, guarantees, or liens, engage in mergers, acquisitions, asset sales or sale-leaseback transactions, declare dividends, make payments on, or redeem or repurchase equity interests, alter the nature of the business, engage in certain transactions, with affiliates, enter into agreements limiting subsidiary distributions, and prepay, redeem, or repurchase certain indebtedness including the 8.875% senior subordinated notes.

The senior secured credit facility requires Dollarama Group L.P. to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum lease-adjusted leverage ratio test, which becomes more restrictive over time. As of August 2, 2009, the terms of the senior secured credit facility required that we maintain a minimum interest coverage ratio of 2.50:1 and a lease-adjusted leverage ratio of no more than 4.75:1. As of August 2, 2009, Dollarama Group L.P. was in compliance with these financial covenants. The interest coverage ratio financial covenant is not subject to further adjustments and will be fixed at 2.50:1 for the remaining term of the Credit Facility, while the lease-adjusted leverage ratio financial covenant will become more restrictive over time, and will eventually require that Dollarama Group L.P. maintain a lease-adjusted leverage ratio of no more than 4.50:1.

Subject to exceptions, our senior secured credit facility requires mandatory prepayments or offer to prepay (with the failure to do so constituting an event of default) of the loans in the event of certain asset sales or other asset dispositions, issuances of equity securities or debt securities, or if we have annual consolidated excess cash flows. Our senior secured credit facility is guaranteed by Dollarama Holdings, Dollarama Group GP Inc. and all of Dollarama Group L.P.’s existing and future restricted subsidiaries, and is secured by a security interest in substantially all of the existing and future assets of Dollarama Holdings, Dollarama Group GP Inc, Dollarama Group L.P. and Dollarama Group L.P.’s restricted subsidiaries, and a pledge of Dollarama Group L.P.’s capital stock and the capital stock of each of its subsidiaries, subject to certain exceptions agreed upon with the lenders and local law requirements.

We intend to seek an amendment to our senior secured credit facility to add a new secured revolving credit facility which would replace our existing secured revolving credit facility. We expect to receive a commitment letter pursuant to which certain lenders are to provide Dollarama Group L.P. with a $75.0 million secured revolving credit facility which would provide us with funds for working capital and general corporate purposes. The new secured revolving credit facility would mature in July 2012 and otherwise have the same terms, pricing, covenants, guarantees and security as the existing secured revolving credit facility.

8.875% Senior Subordinated Notes

Group L.P. and Dollarama Corporation issued U.S.$200.0 million of 8.875% senior subordinated notes due in 2012 (the “8.875% Subordinated Notes” on August 12, 2005. Interest on the 8.875% Subordinated Notes accrues at 8.875% per year and is payable semi-annually on February 15 and August 15 of each year. The 8.875% Subordinated Notes will mature on August 15, 2012.

The 8.875% Subordinated Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on August 15 of the years set forth below:

Year	Redemption Price
2009	104.438%
2010	102.219%
2011 and thereafter	100.000%

In addition, Group L.P. and Dollarama Corporation may redeem all of the 8.875% Subordinated Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, if Group L.P. and Dollarama Corporation become obligated to pay certain tax gross-up amounts. Following a change of control as defined in the indenture governing the 8.875% Subordinated Notes (the “8.875% Subordinated Notes Indenture”), Group L.P. and Dollarama Corporation will be required to offer to purchase all of the 8.875% Subordinated Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of the purchase.

The 8.875% Subordinated Notes Indenture contains certain restrictions on us, including restrictions on Group L.P.’s, Dollarama Corporation’s and their restricted subsidiaries’ ability to make investments and loans, incur indebtedness and issue preferred stock, declare dividends, make payments on, or redeem or repurchase equity interests, engage in certain transactions with affiliates, grant liens, sell assets, enter into agreements limiting subsidiary distributions, and engage in certain other activities. The 8.875% Subordinated Notes Indenture contains customary affirmative covenants and events of default, including, but not limited to, non-payment of principal, premium of interest, breach of covenants, cross default and cross acceleration to certain indebtedness, insolvency and bankruptcy events, material judgments and actual or asserted invalidity of the guarantees. Some of these events of default allow for notice and grace periods and are subject to materiality thresholds.

The 8.875% Subordinated Notes constitute unsecured senior subordinated obligations of Group L.P. and Dollarama Corporation and are subordinated in right of payment to all of Group L.P.’s and Dollarama Corporation’s existing and future indebtedness, including obligations under the Credit Facility, and are pari passu in right of payment with any of their future senior subordinated indebtedness and senior in right of payment to any of their future subordinated indebtedness. The 8.875% Subordinated Notes are currently guaranteed by certain of Group L.P.’s subsidiaries (other than Dollarama Corporation, as the co-issuer of the 8.875% Subordinated Notes), and will be guaranteed by certain of Group L.P.’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, are pari passu in right of payment with any future senior subordinated debt of such guarantor and are senior in right of payment to any future subordinated indebtedness of such guarantor.

Deferred Interest Notes

Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation issued U.S.$200.0 million of senior floating rate deferred interest notes (the “Deferred Interest Notes”) on December 20, 2006. As of August 2, 2009, there was U.S.$212.2 million in aggregate principal amount and deferred interest outstanding. The Deferred Interest Notes will mature on August 15, 2012. Interest on the Deferred Interest Notes accrues and is payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 6-month LIBOR plus 6.25%, increasing to 6.75% if any Deferred Interest Notes are outstanding on or after December 15, 2009. On each interest payment date, Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation may elect to pay interest in cash or defer the payment of interest, in which case such interest will become deferred interest and interest shall accrue on such deferred interest for subsequent interest periods. For the payment of interest due on June 15, 2009, Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation deferred the payment of interest on the Deferred Interest Notes, which payment represented an amount of U.S.$8,719,812. Interest was also deferred on June 15, 2008 and December 15, 2008. An aggregate amount of U.S.$27,156,674 of deferred interest remains outstanding as of June 15, 2009 and will be payable at the latest upon redemption or maturity of the Deferred Interest Notes.

The Deferred Interest Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount plus deferred interest), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during periods set forth below:

Year	Redemption Price
December 15, 2008 to December 14, 2009	102.00
December 15, 2009 to December 14, 2010	101.00
December 15, 2010 and thereafter	100.00

In addition, Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation may redeem all of the Deferred Interest Notes at a price equal to 100% of the principal amount plus deferred interest, plus accrued and unpaid interest, if any, if Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation become obligated to pay certain tax gross-up amounts. Following a change of control as defined in the indenture governing the Deferred Interest Notes (the “Deferred Interest Notes Indenture”), Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation will be required to offer to purchase all of the Deferred Interest Notes at a purchase price of 101% of their principal amount plus deferred interest, plus accrued and unpaid interest (other than deferred interest), if any, to the date of purchase.

The Deferred Interest Notes Indenture contains certain restrictions on us, including restrictions on Dollarama Group Holdings L.P.’s, Dollarama Group Holdings Corporation’s and their restricted subsidiaries’ ability to make investments and loans, incur indebtedness and issue preferred stock, declare dividends, make payments on, or redeem or repurchase equity interests, engage in certain transactions with affiliates, grant liens, sell assets, enter into agreements limiting subsidiary distributions, and engage in certain other activities. The Deferred Interest Notes Indenture contains customary affirmative covenants and events of default, including, but not limited to, non-payment of principal, premium of interest, breach of covenants, cross default and cross acceleration to certain indebtedness, insolvency and bankruptcy events, material judgments and actual or asserted invalidity of the guarantees. Some of these events of default allow for notice and grace periods and are subject to materiality thresholds.

The Deferred Interest Notes constitute senior unsecured obligations of Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation. They rank equally in right of payment to all Dollarama Group Holdings L.P.’s and Dollarama Group Holdings Corporation’s future unsecured senior indebtedness, senior in right of payment to any of Dollarama Group Holdings L.P.’s and Dollarama Group Holdings Corporation’s future senior subordinated indedtedness and subordinated indebtedness and are effectively subordinated in right of payment to any of Dollarama Group Holdings L.P.’s and Dollarama Group Holdings Corporation’s future secured debt, to the extent of such security and are structurally subordinated in right of payment to all existing and future debt and other liabilities, including the Credit Facility, the 8.875% Subordinated Notes, trade payables and lease obligations, of Dollarama Group Holdings L.P.’s subsidiaries. The Deferred Interest Notes are not guaranteed by any of Dollarama Group Holdings L.P.’s subsidiaries (other than Dollarama Group Holdings Corporation, as the co-issuer of the Deferred Interest Notes.

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

In June 2009, the CICA amended section 3862, “Financial Instruments— Disclosures”, to include additional disclosure requirements about fair value measurement for financial instruments and liquidity risk disclosures. These amendments require a three-level hierarchy that reflects the significance of the inputs used in making the fair value measurements. Fair value of assets and liabilities included in Level 1 are determined by reference to quoted prices in active markets for identical assets and liabilities. Assets and liabilities in Level 2 include valuations using inputs other than the quoted prices for which all significant inputs are based on observable market data, either directly or indirectly. Level 3 valuations are based on inputs that are not based on observable market data. The amendments to Section 3862 apply for annual financial statements relating to fiscal years ending after September 30, 2009.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted this new standard with no impact on the consolidated financial statements.

        In April 2009, the FASB issued FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The Partnership is adopted this new standards with no impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS no. 165) providing guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.

SFAS No. 165 does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Partnership applied the requirements of this Statement in the preparation of our August 2, 2009 consolidated financial statements.

Future Accounting Changes

In February 2008, the Accounting Standards Board (“AcSB”) confirmed that the use of International Financial Reporting Standards (“IFRS”) will replace Canadian GAAP in 2011 for publicly accountable profit-oriented enterprises. The transition from current Canadian GAAP to IFRS will be applicable for the Partnership for the fiscal year beginning on January 1, 2011. The Partnership will convert to these new standards according to the timetable set for these new rules. The Partnership has established its transition plan and has formally established a project team. The project team, which consists of members from Finance, is overseen by the Partnership’s Chief Financial Officer. It reports on a regular basis to senior management and to the Audit Committee of the Partnership’s Board of Directors. The Partnership uses an external advisor to assist in the conversion project.

On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and non-authoritative.

The FASB has indicated that the Codification does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. In terms of its applicability as the single source of authoritative GAAP, the Codification was adopted by the company upon its issuance.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166), which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Some of the major changes undertaken by SFAS No. 166 include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions in SFAS No. 140. Specifically, SFAS No. 166 aimed to:

•	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

•	clarify when a transferred asset is considered legally isolated from the transferor,

•	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

•	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety and

•	transfers of participating interests

SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Partnership will assess the impact of adopting this Statement on its consolidated financial statements.

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

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $292.0 million in term loans outstanding under our senior secured credit facility based on the exchange rate on August 2, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.7 million change in interest expense on such term loans. We also have an existing revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our existing revolving loan facility.

We also have approximately $228.6 million of senior floating rate deferred interest notes based on the exchange rate on August 2, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the notes.

ITEM 4T.	CONTROLS AND PROCEDURES

As of August 2, 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2009.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended August 2, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

As a dollar store, we are particularly vulnerable to future increases in operating and merchandising costs.

Our ability to provide quality merchandise at low price points is subject to a number of factors that are beyond our control, including cost of products, foreign exchange rate fluctuations, increases in rent and occupancy costs, inflation and increases in labour (including any increases in the minimum wage) and fuel costs, all of which may reduce our profitability and have an adverse impact on our cash flows. In the past as a single fixed price retailer, we were unable to pass cost increases to our customers by increasing the price of our merchandise. Instead, we have attempted to offset a cost increase in one area of our operations by finding cost savings or operating efficiencies in another.

We believe that our additional fixed price points of $1.25, $1.50 and $2.00 will give us some flexibility to address cost increases by adjusting our selling price on certain items. There is, however, no guarantee that our customers will be willing to purchase products priced above the $1.00 price point or that we will be successful in offsetting costs in a meaningful way even if our customers accept our new price points given the limited range of prices which we offer. Furthermore, there has historically been a time lag before any cost increases could be passed on to our customers. There can be no assurance that we will be able to pass on any cost increases to our customers.

Foreign exchange rate fluctuations, in particular, have a material impact on our operating and merchandise costs. This is because while our sales are in Canadian dollars, we have been increasing our purchases of merchandise from low-cost overseas suppliers, principally in China. In fiscal year ended February 1, 2009, direct sourcing from overseas suppliers accounted for more than 50% of our purchases. Our results of operations are particularly sensitive to the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar because we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. For example, if the Chinese renminbi were to appreciate against the U.S. dollar, our cost of merchandise purchased in China would increase, which would have a negative impact on our margins, profitability and cash flows. If the U.S. dollar appreciates against the Canadian dollar at the same time, the negative impact would be further exacerbated. We enter into U.S. dollar currency hedging to reduce the risk associated with currency fluctuations. Currency hedging entails a risk of illiquidity and, to the extent that the U.S. dollar depreciates against the Canadian dollar, the risk of using hedges could result in losses greater than if the hedging had not been used. Hedging arrangements may have the effect of limiting or reducing the total returns to us if the management’s expectations concerning future events or market conditions prove to be incorrect. In addition, the costs associated with a hedging program may outweigh the benefits of the arrangements in such circumstances. Labour shortages may reduce our ability to have a competitive labour cost. Fuel cost increases or surcharges could also increase our transportation costs and therefore impact our profitability. In addition, inflation and adverse economic developments in Canada, where we both buy and sell merchandise, and in China and other parts of Asia, where we buy a large portion of our imported merchandise, can have a negative impact on our margins, profitability and cash flows. If we are unable to predict and respond promptly to these or other similar events that may increase our operating and merchandise costs, our results of operations and cash flows will be adversely affected.

We may not be able to refresh our merchandise as often as we have done so in the past.

We adjust our merchandise mix periodically based on the results of internal analysis as slow-selling items are discontinued and quickly replaced. Our success, therefore, depends in large part upon our ability to continually find, select and purchase quality merchandise at attractive prices in order to replace underperforming goods. We have very few continuing or long-term contracts for the purchase or development of merchandise and must continually seek out buying opportunities from both our existing suppliers and new sources, for which we compete with other multi-price dollar stores, variety and discount stores and mass merchants. Although we believe that we have strong and long-standing relationships with our suppliers, we may not be successful in maintaining a continuing and increasing supply of quality merchandise at attractive prices. If we cannot find or purchase the necessary amount of competitively priced merchandise to replace goods that are outdated or unprofitable, our results of operations and cash flows will be adversely affected.

An increase in the cost or a disruption in the flow of our imported goods may significantly affect our sales and profits and have an adverse impact on our cash flows.

One of our key business strategies is to source quality merchandise directly from the lowest cost supplier. As a result, we rely heavily on imported goods, principally from China. Imported goods are generally less expensive than domestic goods and contribute significantly to our favourable profit margins. Merchandise imported directly from overseas manufacturers and agents accounted for more than 50% of our total purchases during fiscal year ended February 1, 2009. We expect direct imports to continue to account for approximately 45% to 60% of our total purchases. Our imported merchandise could become more expensive or unavailable for a number of reasons, including (a) disruptions in the flow of imported goods due to factors such as raw material shortages or increase in prices, work stoppages, factory closures in China, suppliers going out of business, inflation, strikes, and political unrest in foreign countries, (b) problems with oceanic shipping, including shipping container shortages, (c) economic crises and international disputes, such as China’s claims to sovereignty over Taiwan, (d) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of Canada to maintain normal trade relations with China, (e) import duties, import quotas, and other trade sanctions, and (f) increases in shipping rates imposed by foreign companies we deal with. The development of one or more of these factors could adversely affect our operations in a material way. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our sales and profits and have an adverse impact on our cash flows.

Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, issues with labour practices of our suppliers or labour problems they may experience (such as strikes), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import are beyond our control and could have negative implications for us. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labour stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial results. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

All of our vendors and their products must comply with applicable product safety laws. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are recalled, defective or otherwise harmful could have a material adverse effect on our business, reputation, financial results. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers’ lack of understanding of Canadian product liability or other laws, which may make it more likely that we will be required to respond to claims or complaints from customers as if we were the manufacturer of the products. This could adversely affect our reputation and our litigation expenses could increase, each of which could have an adverse effect on our business and financial results.

We are dependent upon the smooth functioning of our distribution network.

We must constantly replenish depleted inventory through deliveries of merchandise to our four warehouses, our distribution center and our stores, and from our warehouses and distribution center to our stores by various means of transportation, including shipments by sea, train and truck on the roads and highways of Canada. Long-term disruptions to our warehouses and distribution center and to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect our business. Similarly, extreme weather conditions can affect the planned receipt of inventory and the distribution of merchandise and may have an adverse effect on our business and financial results.

General economic conditions and volatility in the worldwide economy has adversely affected consumer spending, which may negatively affect our business and financial results.

Current economic conditions or a further deterioration in the Canadian economy may adversely affect the spending of our customers, which would likely result in lower sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, consumer debt levels, lack of available credit, business conditions, fuel and energy costs, interest rates, and tax rates, could also adversely affect our business and financial results by reducing consumer spending or causing consumers to shift their spending to other products. We may be sensitive to reductions in consumer spending because we generally have limited flexibility to reduce our prices to maintain or attract additional sales in an economic downturn.

In addition, current global economic conditions and uncertainties, the potential impact of the current recession, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other impacts which we are unable to fully anticipate. One of our key strategies is to source quality merchandise directly from the lowest cost supplier. Thus, supplier plant closures or increases in costs of merchandise due to economic conditions may adversely affect our business and financial results.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are highly leveraged. As of February 1, 2009, we had long-term debt excluding financing costs of $838.4 million. Our high degree of leverage could have important consequences, including the following:

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and other financial obligations and will not be available for other purposes, including funding our operations and capital expenditures for projects such as a new warehouse or distribution center, new store openings, and future business opportunities;

•	the debt service requirements of our other indebtedness and lease expense could make it more difficult for us to make payments on our debt;

•	our ability to obtain additional financing for working capital and general corporate or other purposes may be limited;

•

certain of our borrowings, including the Deferred Interest Notes and borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

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

Our ability to make scheduled payments on or to refinance our debt obligations and to make distributions to enable us to service our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control, including fluctuations in interest rates, market liquidity conditions, increased operating costs, and trends in our industry. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such circumstances, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior secured credit facility and the 8.875% Subordinated Notes Indenture restrict the ability of Dollarama Group L.P. and its restricted subsidiaries, and the Deferred Interest Notes Indenture restricts the ability of Dollarama Group Holdings L.P. and its restricted subsidiaries to dispose of assets and restrict the use of the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and these proceeds may not be adequate to meet any debt service obligations then due.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facility, the 8.875% Subordinated Notes Indenture and the Deferred Interest Notes Indenture contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. In addition, our subsidiaries may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150 million (or the U.S. dollar equivalent thereof). If our current debt levels are increased, the related risks that we now face could intensify.

The terms of our senior secured credit facility, the 8.875% Subordinated Notes Indenture and the Deferred Interest Notes Indenture impose significant operating restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be in our interest.

Our Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur, assume, or guarantee additional debt and issue or sell preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments;

•	make capital expenditures;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into transactions with affiliates;

•	conduct certain business activities;

•	consolidate or merge or sell all or substantially all of our assets; and

•	prepay, redeem or repurchase certain indebtedness.

In addition, the senior secured credit facility also requires Dollarama Group L.P. to comply on a quarterly basis with certain financial covenants, including a maximum lease-adjusted leverage ratio test and a minimum interest coverage ratio test.

The 8.875% Subordinated Notes Indenture and the Deferred Interest Notes Indenture also contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur, assume, or guarantee additional debt and issue or sell preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into transactions with affiliates;

•	conduct certain business activities;

•	consolidate or merge or sell all or substantially all of our assets; and

•	prepay, redeem or repurchase certain indebtedness.

Under the senior secured credit facility, the occurrence of specified change of control events will cause an event of default. Change of control events include if certain “permitted holders” (which constitute funds advised by Bain Capital and certain original management shareholders, unless management shareholders hold more than 30% of the voting stock of Dollarama Holdings, L.P. or more voting stock in Dollarama Holdings, L.P. than the funds advised by Bain Capital, in which case they are not included as permitted holders for this purpose) cease to hold a majority, directly or indirectly, of Dollarama Holdings, L.P.’ voting stock; unless, following such event, (i) no other person or group of persons (other than “permitted holders”) becomes the beneficial owner of more than 35%, directly or indirectly, (or, if higher, the percentage then held by such permitted holders) of Dollarama Holdings, L.P.’ voting stock, and, (ii) a majority of Dollarama Holdings, L.P. board of directors continues to be directors that were recommended for nomination for election by the Dollarama Holdings, L.P. board of directors, in which case such event shall not be a considered a change of control.

Under the 8.875% Subordinated Notes Indenture and the Deferred Interest Notes Indenture, if specified change of control events occur, we will be required to offer to repurchase all outstanding notes under the applicable indenture at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any. Change of control events include a sale of substantially all of our assets (other than to certain “permitted holders” which constitute Bain Capital and certain original management shareholders, unless management shareholders hold more voting stock of Dollarama Holdings, L.P. or of our parent company than Bain Capital, in which case they are no longer considered permitted holders), the acquisition by a person or group of persons (other than permitted holders) of at least 50% , directly or indirectly, of the voting power of the voting stock of our parent company or Dollarama Holdings, L.P. or a majority of our parent company’s board of directors ceasing to be directors that were nominated for election, or whose nomination for election was previously approved, by our parent company’s board of directors. Our failure to repurchase these notes upon a change of control would cause an event of default under the indentures governing the 8.875% Subordinated Notes and the Deferred Interest Notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we will be contractually restricted under the terms of our senior secured credit facility from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy such obligations to purchase the notes unless we are able to refinance or obtain waivers under the senior secured credit facility. Our failure to repurchase these notes upon a change of control would cause an event of default under the indentures governing the

8.875% Subordinated Notes and the Deferred Interest Notes. This may also cause a cross-default under the senior secured credit facility.

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

A portion of our indebtedness, including our Deferred Interest Notes and the borrowings under the Credit Facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

There is no guarantee that our strategy to introduce products between the $1.00 and $2.00 dollar price range will be successful.

On February 2, 2009 we introduced additional price points of $1.25, $1.50 and $2.00. We believe that these multi-price points will allow us to offer more value and higher quality goods to our customers. There is, however, no guarantee that our customers will continue to purchase our products priced above the $1.00 price point or that we will be able to continue to offer the same quality and variety of products at the same price-points, which would negatively affect our business and financial results.

Our private brands may not achieve or maintain broad market acceptance and increases the risks we face.

We carry a substantial number of private brand items. We believe that our success in maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands. As a result, our business and financial results could be adversely affected.

We may be unable to obtain additional capacity for our warehouse and distribution centers.

We may need additional warehouse and distribution center capacity in the coming years following future store openings. However, under our existing expansion plan, we believe our current distribution network currently has the capacity to cost-effectively service more than 150 stores. If we are unable to locate sites for the new warehouses and distribution centers or achieve functionality of the distribution centers on a timely basis, we may not be able to successfully execute our growth strategy.

Our sales may be affected by weather conditions or seasonal fluctuations.

Weather conditions can affect the timing of consumer spending and have an impact on our retail sales. Moreover, the different holidays like Christmas, Easter, Valentine’s Day, Mother’s Day and Father’s Day have a positive impact on our retail sales. Historically, our highest sales results have occurred during the fourth quarter, which includes the holiday selling season. During fiscal year ended February 1, 2009, approximately 29.0% of our sales were generated in the fourth quarter. Accordingly, weather conditions or a failure to anticipate the impact that holidays may have on our operations could have an adverse effect on our business and financial results.

Competition in the retail industry could limit our growth opportunities and reduce our profitability.

The retail business is highly competitive. We operate in the basic consumer packaged goods market, which is competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies operating in the basic consumer packaged goods market (due to customer demographics and other factors) may have limited ability to increase prices in response to increased costs (including, but no limited to, vendor price increases). This limitation may adversely affect our margins and financial performance. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with multi-price dollar stores, variety and discount stores and mass merchants. These other competitors compete in a variety of ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our business and financial results. Some of our competitors in the retail industry are much larger and have substantially greater resources than we do, and we remain vulnerable to the marketing power and high level of consumer recognition of major mass merchants, and to the risk that these mass merchants or others could venture into our market segment in a significant way. In addition, we expect that our expansion plans, as well as the expansion plans of other dollar stores, will increasingly bring us into direct competition with them. Competition may also increase because there are no significant economic barriers to other companies opening dollar stores.

Our business is dependent on our ability to obtain competitive pricing and other terms from our suppliers and the timely receipt of inventory.

We believe that we have generally good relations with our suppliers and that we are generally able to obtain competitive pricing and other terms from suppliers. However, we buy products on an order-by-order basis and have very few long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. If we fail to maintain good relations with our suppliers, or if our suppliers’ product costs are increased as a result of prolonged or repeated increases in the prices of certain raw materials, we may not be able to obtain attractive pricing, in which case our profit margins may be reduced and our results of operations may be adversely affected. In addition, if we are unable to receive merchandise from our suppliers on a timely basis because of interruptions in production or other reasons that are beyond our control, our business and financial results may be adversely affected.

We may be unable to renew our store, warehouse and distribution center leases or find other locations or leases on favourable terms.

As of August 2, 2009, we leased all our stores from unaffiliated third parties, except 18 of our stores leased directly or indirectly from Larry Rossy or Leonard Assaly. Approximately 4%, 11% and 7% of our store leases with third party lessors will expire in fiscal year 2010, fiscal year 2011, and fiscal year 2012, respectively. As of August 2, 2009, we leased directly or indirectly all of our warehouses and our distribution centre from Larry Rossy. Our warehouse leases will expire in fiscal year 2019, 2019, 2022 and 2019, respectively, and our distribution centre lease will expire in fiscal year 2021. Unless the terms of our leases are extended, the properties, together with any improvements that we have made, will revert to the property owners upon expiration of the lease terms. As the terms of our leases expire, we may not be able to renew these leases or find alternative store locations that meet our needs on favourable terms or at all. If we are unable to renew a significant number of our expiring leases or to promptly find alternative store locations that meet our needs, our profitability and cash flows may be materially adversely affected. Furthermore, many leases provide that the landlord may increase the rent over the term of the lease. Most leases require us to pay a variety of costs such as cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

If we experience significant disruptions in our information technology systems, our business and financial results may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory management, and store communications systems. Our enterprise-wide software solution enables management to better and more efficiently conduct our operations and gather, analyze, and assess information across all business segments and geographic locations. However, difficulties with the hardware and software platform could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which would have an adverse effect on our business and financial results. In the event we experience significant disruptions with our information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows. Costs associated with potential interruptions to our information systems could be significant.

We may not be able to successfully execute our growth strategy, particularly outside of our core markets of Ontario and Québec.

We have experienced substantial growth during the past several years, opening an average of 42 stores per year since fiscal year 2000, and we plan to continue to open new stores in the near future. Our ability to successfully execute our growth strategy will depend largely on our ability to successfully open and operate new stores, particularly outside of our traditional core markets of Ontario and Québec, which, in turn, will depend on a number of factors, including whether we can:

•	supply an increasing number of stores with the proper mix and volume of merchandise;

•	successfully add and operate larger stores, with which we have less experience;

•	hire, train, and retain an increasing number of qualified employees at affordable rates of compensation;

•	locate, lease, build out, and open stores in suitable locations on a timely basis and on favourable economic terms;

•	expand into new geographic markets, where we have limited or no presence;

•	expand within our traditional core markets of Ontario and Québec, where new stores may draw sales away from our existing stores;

•	successfully compete against local competitors; and

•	build, expand and upgrade warehouses and distribution centers and internal store support systems in an efficient, timely and economical manner.

Any failure by us to achieve these goals could adversely affect our ability to continue to grow.

We may not be able to achieve the anticipated growth in sales and operating income when we open new stores.

If our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. Comparable store sales may be negatively affected when stores are opened or expanded near existing stores. If our new stores on average fail to achieve results comparable to our existing stores, our planned expansion could produce a decrease in our overall sales per square foot and store-level operating margins.

Our profitability may be negatively affected by inventory shrinkage.

We are subject to the risk of inventory loss, administrative or operator errors, including mislabeling, theft and fraud. We have experienced inventory shrinkage in the past, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the measures we are taking or the initiatives we implemented will effectively address the problem of inventory shrinkage. Although some level of inventory shrinkage is a necessary and unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our business and financial results could be affected adversely.

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

Certain of the facilities that we occupy have been in operation for many years and, over such time, we and the prior owners or occupants of such properties may have generated and disposed of materials which are or may be considered hazardous. Accordingly, it is possible that additional environmental liabilities may arise in the future as a result of any generation and disposal of such hazardous materials. Although we have not been notified of, and are not aware of, any current environmental liability, claim, or non-compliance, we could incur costs in the future related to our properties in order to comply with, or address any violations under, environmental laws and regulations.

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

Failure to attract and retain qualified employees while controlling labour costs, as well as other labour issues, could adversely affect our business and financial results.

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labour needs, while controlling our labour costs, is subject to many external factors, including the competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labour legislation (including changes in the process for our employees to join a union) or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). While we believe we pay our employees fair wages, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our business could be disrupted and, to the extent such attempts are successful, our labour costs could increase. Our ability to pass along labour costs is constrained.

Also, our stores are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory and cash shrinkage, may negatively affect our sales and/or operating margins.

If we lose the services of our senior executives who possess specialized market knowledge and technical skills, it could reduce our ability to compete, to manage our operations effectively, or to develop new products and services.

Many of our senior executives have extensive experience in our industry and with our business, products, and customers. Since we are managed by a small group of senior executive officers, the loss of the technical knowledge, management expertise and knowledge of our operations of one or more members of our core management team, including Larry Rossy, our CEO and the grandson of our founder, Neil Rossy, our senior vice president, merchandising and the son of Larry Rossy, Geoffrey Robillard, senior vice president, import division, and Stéphane Gonthier, our COO, could result in a diversion of management resources, as the remaining members of management would need to cover the duties of any senior executive who leaves us and would need to spend time usually reserved for managing our business to search for, hire and train new members of management. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy, which could adversely affect our business and financial results.

Fluctuations in the value of the Canadian dollar in relation to U.S. dollar may impact our operating and financial results and results of operations and may affect the comparability of our results between financial periods.

Exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt and over 50% of our purchases are in U.S. dollars while the majority of our sales and operating expenses are in Canadian dollars. Therefore, a fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would affect the cash needed to service our U.S. dollar-denominated debt and the related hedge instruments and, in addition, our gross margins would be impacted. For the purposes of financial reporting, any change in the value of the Canadian dollar against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated debt and our related hedge instruments into Canadian dollars under Canadian generally accepted accounting principles. Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

Litigation may adversely affect our business and financial result.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business and financial results.

We are subject to the risk of product liability claims and product recalls.

We sells products produced by third party manufacturers. Some of these products may expose us to product liability claims relating to personal injury, death or property damage caused by such products, any may require us to take actions. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. If our suppliers are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise from our shelves or recall those products at a substantial cost to us. Product recalls, withdrawals or replacements may harm our reputation and acceptance of our products by consumers, which may adversely affect our business and financial results. Product recalls, withdrawals, or replacements may also increase the amount of competition we face. Some competitors may attempt to differentiate themselves from us by claiming that their products are produced in a manner or geographic area that is insulated from the issues that preceded the recalls, withdrawals, or replacements of our products. Although we maintains liability insurance to mitigate potential claims, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available on economically reasonable terms or at all. Product liability claims and product recalls, withdrawals or replacements could adversely affect our business and financial results.

We are controlled by funds advised by Bain Capital Partners, LLC, and their interest as equity holders may conflict with the interests of our creditors.

We are controlled by funds advised by Bain Capital Partners, LLC, which have the ability to control our policies and operations. The interests of funds advised by Bain Capital Partners, LLC may not in all cases be aligned with interests of our creditors. In addition, Bain Capital Partners, LLC may have an interest in pursuing acquisitions, divestitures and other transactions that, in the judgment of its management, could enhance its equity investment, even though such transactions might involve risks to our creditors.

Our current insurance program may expose us to unexpected costs and negatively affect our financial results.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have an adverse effect on our financial results. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for property losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial results could be adversely affected.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we protect our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, our intellectual property rights may not have the value that we believe they have. If we are unsuccessful in protecting our intellectual property rights, or if another party prevails in litigation against us relating to our intellectual property rights, the value and adequacy of our brand recognition could be diminished causing customer confusion and adversely affecting our sales and profitability and we may incur significant costs and may be required to change certain aspects of our operations.

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

We face risks related to protection of customer’ credit card data

We transmit confidential credit card information in connection with our credit card pilot project. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

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

Dollarama Group L.P.

	By:	Dollarama Group GP Inc., its general partner

Dollarama Group Holdings L.P.

	By:	Dollarama Group Holdings GP ULC, its general partner

Dated: September 9, 2009	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer and Director

Dated: September 9, 2009	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer and Secretary